Form 10QSB
period 1995-04-30
PRAB INC
filed 1995-06-07
CIK 354383

U.S. SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                 FORM 10-QSB
(Mark One)
[X]            QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934


               For the Quarterly period ended:  April 30, 1995
                                              -----------------

[ ]            TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
               EXCHANGE ACT

               For the transition period from ________ to ________

               Commission file number:    0-10187
                                      ---------------

                                  Prab, Inc.
               ------------------------------------------------
                   (Exact name of small business issuer as
                          specified in its charter)

             Michigan                                     38-1654849
- ------------------------------------------------------------------------------
(State or other jurisdiction of                       (I.R.S. Employer
 incorporation or organization)                      Identification No.)


         5944 E. Kilgore Rd, P.O. Box 2121, Kalamazoo, Michigan 49003
- ------------------------------------------------------------------------------
                   (Address of principal executive offices)
                                  (Zip Code)

                                (616) 382-8200
- ------------------------------------------------------------------------------
                         (Issuer's telephone number)

- ------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes..X.. No.....

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common Stock, par value $.10 per share - 2,602,860 shares outstanding at May 31, 1995.

                        PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

     The following Financial Statements are attached hereto in response to
Item 1:

                     Condensed Consolidated Balance Sheet
                          April 30, 1995 (Unaudited)
                               October 31, 1994

                      Consolidated Statement of Earnings
                      Three months ended April 30, 1995
                             and 1994 (Unaudited)

                       Six months ended April 30, 1995
                             and 1994 (Unaudited)

                       Condensed Consolidated Statement
                          of Cash Flows (Unaudited)
                       Six months ended April 30, 1995
                             and 1994 (Unaudited)

                       Notes to Condensed Consolidated
                             Financial Statements

Item 2.   Management's Discussion and Analysis or Plan of Operation

     Material changes in Financial Condition. Note receivable decrease resulted from monthly payments received. Accounts receivable decreased due to in house collection efforts. Inventory increased to meet the higher sales levels scheduled to ship in the third quarter combined with increased levels of inventory for stock.

     Accounts and note payable increase resulted from increased inventory purchases combined with increased operating costs to meet the higher sales levels.

     Long term debt decreased from scheduled quarterly payments plus an additional $200,000 prepayment in the first quarter.

     Future Event. The agreement with the State of Michigan calls for an "Annual Mandatory Note Prepayment" to be paid to the State within 120 days after the fiscal year end. The current calculation projects a payment that would pay the present debt off in its entirety. Due to the growth in business and the requirements of cash to fund this growth, the Company may be required to borrow a portion or all of the funds to make this payment.

     Material Changes in Results of Operation. Sales in the first half of 1995 were 45% higher than the first half of 1994. The higher sales resulted from an increase of $1,959,000 in Conveyor Segment sales versus the same period a year ago.

     Costs of products sold were 60% in the first half of 1995 compared to 63% a year ago. The lower costs of sales percent resulted from improved productivity. Selling, general and administrative expenses were 31% in the first six months of 1995 compared to 35% in the same period a year ago resulting from higher sales.

     Decreased interest expense resulted from lower debt.

     Non-competition agreement income results from normal amortization over the life of the agreement.

     Trends. Bookings of $6,690,000 for the first six months of 1995 are up 40% compared to the same period a year ago. Business activity going into the third quarter remains strong. Sales are forecast to be higher in the third quarter than they were in the second quarter. The Company's management remains optimistic that bookings in the third quarter will continue at a level comparable or better than the second quarter.

     The order backlog of $3,005,000 at the end of the second quarter ended April 30, 1995 compares with $2,803,000 at the end of the previous quarter ended January 31, 1995 and $2,046,000 at the end of the second quarter a year ago.

                         PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

     In December, 1992, litigation was commenced against the Company in the United States District Court for the Western District of Michigan entitled Charter Township of Oshtemo, City of Kalamazoo, Kalamazoo County, and the Upjohn Company v. American Cyanamid Company et al. The Company is one of 38 defendants in this action. The litigation arises out of the Company's disposal of waste at a local landfill which has been subsequently identified as a "superfund site". The information set forth in Item 3 of the Company's Form 10-KSB for the fiscal year ended October 31, 1994 is hereby incorporated by reference.

     The Company is also aware of two product liability actions against the Company. The amount of one lawsuit is for $3,250,000 which exceeds the Company's product liability insurance protection by approximately $1,250,000, while the other lawsuit is for unspecified damages. The Company intends to vigorously defend its case and believes that a settlement or related judgement would not result in a material loss to the Company. No amounts are recorded on the books of the Company in anticipation of a loss as a result of these two contingencies.



Item 6.   Exhibits and Reports on Form 8-K

               (a)  Exhibits:  None

               (b)  Reports on Form 8-K:

                    No reports on Form 8-K have been filed during the quarter for which this report is filed.

                                  SIGNATURES


Pursuant to the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     PRAB, INC.



Date:   June 5, 1995                 By:  /s/ John J. Wallace
                                          ---------------------
                                          John J. Wallace
                                    Its:  Chairman of the Board



Date:   June 5, 1995                 By:  /s/ Robert W. Klinge
                                          --------------------
                                          Robert W. Klinge
                                    Its:  Controller

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549




                       Quarterly Report on Form 10-QSB
                     For the Quarter Ended April 30, 1995




                             --------------------

                             Financial Statements

                             --------------------






                                  PRAB, INC.

                           (A Michigan Corporation)


                             5944 E. Kilgore Road
                                P.O. Box 2121
                          Kalamazoo, Michigan 49003

                                  PRAB, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEET

                                                   April 30,           October 31,
                                                     1995                 1994
                                                 -----------          -----------
                                                  Unaudited              (Note)
ASSETS
Current assets:
  Cash                                           $   293,714          $   255,658
  Note Receivable                                     87,684              171,524
  Accounts Receivable                              1,671,031            1,803,086
  Inventories (Note 2)                             1,302,679              889,843
  Other current assets                               226,330              183,262
  Deferred income taxes                              337,000              337,000
                                                 -----------          -----------

      Total current assets                         3,918,438            3,640,373
                                                 -----------          -----------

  Property, plant and equipment
    (net of accumulated depreciation
    of $2,975,231 and $2,913,318
    respectively)                                    890,300              894,112
                                                 -----------          -----------

  Other assets                                        47,096               81,308
                                                 -----------          -----------

      Total assets                               $ 4,855,834          $ 4,615,793
                                                 ===========          ===========

LIABILITIES AND STOCKHOLDERS' EQUITY:
  Current Liabilities:
    Accounts and note payable                    $   791,568          $   598,426
    Other current liabilities                      1,014,907            1,111,108
                                                 -----------          -----------

      Total current liabilities                    1,806,475            1,709,534
                                                 -----------          -----------

  Long-term debt                                     616,832              985,525
                                                 -----------          -----------

  Other non-current liabilities                       13,375               27,679
                                                 -----------          -----------

  Stockholders' equity:
    Convertible preferred stock                    1,500,000            1,500,000
    Non-convertible preferred stock                  300,000              300,000
    Common stock                                     260,286              260,286
    Additional paid-in capital                     5,339,113            5,349,613
    Accumulated deficit                           (4,980,247)          (5,516,844)
                                                 -----------          -----------

      Total stockholders' equity                   2,419,152            1,893,055
                                                 -----------          -----------

      Total liabilities and stock-
           holders' equity                       $ 4,855,834          $ 4,615,793
                                                 ===========          ===========

Note: The balance sheet at October 31, 1994, has been taken from the audited financial statements at that date and condensed.

                                  PRAB, INC.

                      CONSOLIDATED STATEMENT OF EARNINGS
                                 (Unaudited)

                                           Three months ended               Six months ended
                                                April 30,                        April 30,
                                     -----------------------------     -----------------------------
                                         1995             1994             1995              1994
                                         ----             ----             ----              ----

Net Sales                            $  3,157,563     $  2,323,283     $  5,958,911     $  4,097,207
                                     ------------     ------------     ------------     ------------

Costs and expenses:
  Cost of products sold                 1,894,249        1,485,065        3,589,886        2,579,434
  Selling, general and
    administrative expenses               984,229          739,814        1,818,067        1,450,980
                                     ------------     ------------     ------------     ------------
                                        2,878,478        2,224,879        5,407,953        4,030,414
                                     ------------     ------------     ------------     ------------

    Operating Income                      279,085           98,404          550,958           66,793
                                     ------------     ------------     ------------     ------------

Other income (deductions) :
  Interest expense                        (27,565)         (49,839)         (75,711)        (101,380)
  Non-Competition Agreement                29,978           29,978           59,956           59,956
  Sale of property, plant, and
    equipment                               1,369             --              1,394              933
                                     ------------     ------------     ------------     ------------

                                            3,782          (19,861)         (14,361)         (40,491)
                                     ------------     ------------     ------------     ------------

Income before income taxes                282,867           78,543          536,597           26,302

Provision for income taxes                     --               --               --               --
                                     ------------     ------------     ------------     ------------

Net income                           $    282,867     $     78,543     $    536,597     $     26,302
                                     ============     ============     ============     ============

Net Income per share: (Note 4)

     Primary                         $       0.06     $       0.02     $       0.11     $       0.00
                                     ============     ============     ============     ============

                                  PRAB, INC.

                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (Unaudited)

                                               Six Months Ended
                                                   April 30
                                               1995          1994
                                            -----------------------
Net cash provided by (used in)
  operating activities                      $ 398,199     $  95,600
                                            ---------     ---------

Cash flows from investing activities:
  Acquisition of property,
    plant and equipment                       (71,614)      (16,720)
  Proceeds from note receivable                83,840       132,988
  Proceeds from sale of equipment               1,394           933
                                            ---------     ---------

  Net cash provided by (used in)
  investing activities:                        13,620       117,201
                                            ---------     ---------

Cash flows from financing activities:
  Payment on long-term debt and
    current maturities                       (363,263)     (166,480)
  Dividend Payments                           (10,500)      (10,500)
                                            ---------     ---------

Net cash provided by (used in)
  financing activities                       (373,763)     (176,980)
                                            ---------     ---------


Net increase (decrease) in cash             $  38,056     $  35,821
                                            =========     =========

                                  PRAB, INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (unaudited)

1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

      The condensed consolidated balance sheet at April 30, 1995, the consolidated statement of earnings and the condensed consolidated statement of cash flows for the three-month and six month periods ended April 30, 1995 and 1994, have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows at April 30, 1995, and for all periods presented have been made.

      Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's October 31, 1994, annual report to stockholders. The results of operations for the period ended April 30, 1995, is not necessarily indicative of the operating results for the full year.

2.  INVENTORIES:

      Inventories consist of the following:

                                       April         October
                                     30, 1995       31, 1994
                                    -----------    -----------
      Raw materials                 $   734,889    $   452,813
      Work in process                   285,487        130,817
      Finished goods and display
        units                           282,303        306,213
                                    -----------    -----------

      Total inventories             $ 1,302,679    $   889,843
                                    ===========    ===========


3.  UNUSED LINE OF CREDIT:

      The current agreement allows maximum financing of $500,000. All of the Company's assets provide security for the borrowings. As of April 30, 1995 there were no borrowings on the line of credit.

                                  PRAB, INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (unaudited)

4.  EARNINGS PER COMMON SHARE

      Primary share amounts are computed based on weighted average number of shares actually outstanding plus the dilutive shares that would be outstanding assuming conversion of the convertible preferred stock and exercise of dilutive stock options, all of which are considered to be common stock equivalents. The number of shares that would be issued from the exercise of stock options has been reduced by the number of shares that could have been purchased from the proceeds at the average market price of the company's stock. Net income has been adjusted for dividends on the non-convertible preferred stock.

      Fully diluted earnings per common share amounts are not presented for April 30, 1995 and 1994 because of immaterial difference from primary earnings per share in 1995 and being identical in 1994.

      Following is a reconciliation of the weighted average number of shares actually outstanding with the number of shares used in the computations of primary earnings per common share.

                                   Three Months Ended        Six Months Ended
                                        April 30                 April 30
                                  1995          1994        1995         1994
                                ----------------------    ----------------------
Primary:
  Weighted average number of
    shares actually
    outstanding                 2,602,860    2,602,860    2,602,860    2,602,860
  Convertible preferred
    stock                       2,000,000    2,000,000    2,000,000    2,000,000
  Stock options                   135,912           --      133,504           --
                                ---------    ---------    ---------    ---------
                                4,738,772    4,602,860    4,736,364    4,602,860
                                =========    =========    =========    =========