Form 10QSB
period 1995-07-31
PRAB INC
filed 1995-09-05
CIK 354383

                   U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                 FORM 10-QSB


(Mark One)
[X]             QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Quarterly period ended:  July 31, 1995


[ ]             TRANSITION REPORT UNDER SECTION 13 OR 15 (d)
                           OF THE EXCHANGE ACT

     For the transition period from __________ to __________

     Commission file number:  0-10187


                                  Prab, Inc.
- -----------------------------------------------------------------------------
                     (Exact name of small business issuer
                         as specified in its charter)


               Michigan                                 38-1654849
- -----------------------------------------------------------------------------
    (State or other jurisdiction of                  (I.R.S. Employer
     incorporation or organization)                 Identification No.)


        5944 E. Kilgore Rd, P.O. Box 2121, Kalamazoo, Michigan   49003
- -----------------------------------------------------------------------------
              (Address of Principal Executive Offices)         (Zip Code)


                                (616) 382-8200
- -----------------------------------------------------------------------------
                         (Issuer's telephone number)


- -----------------------------------------------------------------------------
             (Former name, former address and former fiscal year,
                        if changed since last report)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrants was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes..X..   No.....


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common Stock, par value $.10 per share - 2,647,860 shares outstanding at August 31, 1995.

                        PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

     The following Financial Statements are attached in response to Item 1:

                     Condensed Consolidated Balance Sheet
                           July 31, 1995 (Unaudited)
                               October 31, 1994

                      Consolidated Statement of Earnings
                       Three months ended July 31, 1995
                             and 1994 (Unaudited)

                        Nine months ended July 31, 1995
                             and 1994 (Unaudited)

                       Condensed Consolidated Statement
                                 of Cash Flows
                        Nine months ended July 31, 1995
                             and 1994 (Unaudited)

                        Notes to Condensed Consolidated
                             Financial Statements

Item 2.  Management's Discussion and Analysis or Plan of Operation

     Material Changes in Financial Condition. Cash increased as a result of collecting on high receivables at the end of June. Inventories increased primarily from jobs scheduled to ship in the fourth quarter.

     Accounts and note payable increase resulted from increased inventory purchases combined with increased operating costs to meet the higher sales level.

     Long term debt decreased from scheduled quarterly payments, plus $300,000 of prepayments.

     Future Events. The agreement with the State of Michigan calls for an "Annual Mandatory Note Prepayment" to be paid to the State within 120 days after the fiscal year end. The current calculation projects a payment that would pay the present debt off in its entirety. Current cash projections indicate a large portion or possibly all of the remaining debt may be paid prior to October 31, 1995.

     Material Changes in Results of Operation. Sales in the first nine months of 1995 were 37% higher than the first nine months of 1994. The higher sales resulted from an increase of $2,642,000 in Conveyor Segment sales versus the same period a year ago.

     Costs of products sold were 61% in the first nine months of 1995 compared to 61% a year ago. Selling, general and administrative expenses were 30% in the first nine months of 1995 compared to 32% in the same period a year ago resulting from higher sales.

     Decreased interest expense resulted from lower debt.

     Non-competition agreement income results from normal amortization over the life of the agreement.

     Trends. Bookings of $11,532,000 for the first nine months of 1995 are up 47% compared to the same period a year ago. Business activity going into the fourth quarter remains strong. Sales are forecast to be higher in the fourth quarter than they were in the third quarter.

     The order backlog of $4,147,000 at the end of the third quarter ended July 31, 1995 compares with $3,005,000 at the end of the previous quarter ended April 30, 1995 and $2,117,000 at the end of the third quarter a year ago.

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

     The Company is also aware of three product liability actions against the Company. The amount of one lawsuit is for $3,250,000 which exceeds the Company's product liability insurance protection by approximately $1,250,000. Another is for $10,000,000 which exceeds the Company's product liability insurance protection by approximately $8,000,000, while the other lawsuit is for unspecified damages.

     The Company intends to vigorously defend its case and believes that a settlement or related judgement would not result in a material loss to the Company. No amounts are recorded on the books of the Company in anticipation of a loss as a result of these three contingencies.

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits:  None

         (b)  Reports on Form 8K:

              No reports on Form 8-K have been filed during the quarter for which this report is filed.

                                  SIGNATURES

Pursuant to the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  PRAB, INC.


Date:  September 5, 1995        By:   /S/  John J. Wallace
                                     ----------------------------------
                                        John J. Wallace
                               Its:     Chairman of the Board


Date:  September 5, 1995        By:   /S/  Robert W. Klinge
                                     ----------------------------------
                                        Robert W. Klinge
                               Its:     Controller

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549



                        Quarterly Report on Form 10-QSB
                      For the Quarter Ended July 31, 1995



                           ------------------------

                             Financial Statements

                           ------------------------




                                  PRAB, INC.

                           (A Michigan Corporation)

                             5944 E. Kilgore Road
                                 P.O. Box 2121
                           Kalamazoo, Michigan 49003

                                  PRAB, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEET

                                             July 31,       October 31,
                                               1995            1994
                                           -----------      -----------
                                           (Unaudited)        (Note)
ASSETS
  Current Assets:
    Cash                                   $   609,130      $   255,658
    Note Receivable                             58,891          171,524
    Accounts Receivable                      2,083,875        1,803,086
    Inventories (Note 2)                     1,278,220          889,843
    Other current assets                       166,009          183,262
    Deferred income taxes                      337,000          337,000
                                           -----------      -----------

        Total current assets                 4,533,125        3,640,373
                                           -----------      -----------

    Property, plant and equipment
      (net of accumulated depreciation
      of $3,014,243 and $2,913,318
      respectively)                            924,687          894,112
                                           -----------      -----------

    Other assets                                41,615           81,308
                                           -----------      -----------

        Total assets                       $ 5,499,427      $ 4,615,793
                                           ===========      ===========

LIABILITIES AND STOCKHOLDERS' EQUITY:
  Current Liabilities:
    Accounts and note payable              $   954,834      $   598,426
    Other current liabilities                1,317,832        1,111,108
                                           -----------      -----------

        Total current liabilities            2,272,666        1,709,534
                                           -----------      -----------

  Long-term debt                               439,077          985,525
                                           -----------      -----------

  Other non-current liabilities                 13,629           27,679
                                           -----------      -----------

  Stockholder's equity:
    Convertible preferred stock              1,500,000        1,500,000
    Non-convertible preferred stock            300,000          300,000
    Common stock                               261,786          260,286
    Additional paid-in capital               5,340,918        5,349,613
    Accumulated deficit                     (4,628,649)      (5,516,844)
                                           -----------      -----------

        Total stockholders' equity           2,774,055        1,893,055
                                           -----------      -----------

        Total liabilities and stock-
          holders' equity                  $ 5,499,427      $ 4,615,793
                                           ===========      ===========

Note: The balance sheet at October 31, 1994, has been taken from the audited financial statements at that date and condensed.

                                  PRAB, INC.

                      CONSOLIDATED STATEMENT OF EARNINGS
                                 (Unaudited)

                                          Three months ended                Nine months ended
                                               July 31,                          July 31,
                                     ----------------------------      ----------------------------
                                        1995             1994             1995             1994
                                     -----------      -----------      -----------      -----------
Net Sales                            $ 3,718,123      $ 2,987,072      $ 9,677,034      $ 7,084,279
                                     -----------      -----------      -----------      -----------
Cost and expenses:
  Cost of products sold                2,319,604        1,738,729        5,909,490        4,318,163
  Selling, general and
    administrative expenses            1,053,733          840,399        2,871,793        2,291,379
                                     -----------      -----------      -----------      -----------

                                       3,373,337        2,579,128        8,781,283        6,609,542
                                     -----------      -----------      -----------      -----------

    Operating Income                     344,786          407,944          895,751          474,737
                                     -----------      -----------      -----------      -----------

Other income (deductions):
  Interest expense                       (23,393)         (43,097)         (99,104)        (144,477)
  Non-Competition Agreement               29,978           29,978           89,934           89,934
  Sale of property, plant,
    and equipment                            227               15            1,614              948
                                     -----------      -----------      -----------      -----------

                                           6,812          (13,104)          (7,556)         (53,595)
                                     -----------      -----------      -----------      -----------
Income before income taxes
  and extraordinary item                 351,598          394,840          888,195          421,142

Provision for income taxes                    --               --               --               --
                                     -----------      -----------      -----------      -----------

Income before extraordinary
  item                                   351,598          394,840          888,195          421,142
Extraordinary item - gain on
  extinguishment of debt (Net of
  income tax of $0) (Note 4)                  --          135,274               --          135,274
                                     -----------      -----------      -----------      -----------


Net Income                           $   351,598      $   530,114      $   888,195      $   556,416
                                     ===========      ===========      ===========      ===========

Net Income per share:(Note 5)

  Before extraordinary item          $      0.07      $      0.08      $      0.18      $      0.09

  Extraordinary Item                        0.00             0.03             0.00             0.03
                                     -----------      -----------      -----------      -----------


  Primary                            $      0.07      $      0.11      $      0.18      $      0.12
                                     ===========      ===========      ===========      ===========

                                  PRAB, INC.

                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Unaudited)

                                             Nine Months Ended
                                                  July 31,
                                          ------------------------
                                            1995           1994
                                          ---------      ---------
Net cash provided by (used in)
  operating activities                    $ 941,174      $ 222,782
                                          ---------      ---------

Cash flows from investing activities:
  Acquisition of property, plant
    and equipment                          (145,013)       (35,580)
  Proceeds from note receivable             112,633        164,312
  Proceeds from sale of equipment             1,614            948
                                          ---------      ---------

  Net cash provided by (used in)
    investing activities:                   (30,766)       129,680
                                          ---------      ---------

Cash flows from financing activities:
  Payment on long-term debt and
    current maturities                     (549,741)      (426,890)
  Proceeds from sale of common stock          8,555              0
  Dividend payments                         (15,750)       (15,750)
                                          ---------      ---------

Net cash provided by (used in)
  financing activities                     (556,936)      (442,640)
                                          ---------      ---------

Net increase (Decrease) in cash           $ 353,472      $ (90,178)
                                          =========      =========

                                  PRAB, INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)


1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

     The condensed consolidated balance sheet at July 31, 1995, the consolidated statement of earnings and the condensed consolidated statement of cash flows for the three month and nine month periods ended July 31, 1995 and 1994, have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows at July 31, 1995, and for all periods presented have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's October 31, 1994, annual report to stockholders. The results of operations for the period ended July 31, 1995, is not necessarily indicative of the operating results for the full year.


2.   INVENTORIES:

     Inventories consist of the following:

                                        July 31,            October 31,
                                          1995                 1994
                                      -----------           ----------
      Raw materials                   $   801,416           $  452,813
      Work in process                     216,687              130,817
      Finished goods and display
        units                             260,117              306,213
                                      -----------           ----------
      Total inventories               $ 1,278,220           $  889,843
                                      ===========           ==========

3.   UNUSED LINE OF CREDIT:

     The current agreement allows maximum financing of $500,000. All of the Company's assets provide security for the borrowings. As of July 31, 1995 there were no borrowings on the line of credit.


4.   GAIN ON EXTINGUISHMENT OF DEBT:

     During June 1994 the Company paid to Westinghouse Electric Corporation $100,000 as payment in full on a promissory note

                                  PRAB, INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)


4.   GAIN ON EXTINGUISHMENT OF DEBT (Continued):

dated January 31, 1991 with an outstanding principal balance of $227,074 and with accrued interest of $8,200.

     The State of Michigan approved the Westinghouse debt extinguishment upon reaching agreement with the Company requiring the Company to pay either (1) a minimum annual mandatory note prepayment of $200,000 for fiscal year ending October 31, 1994 due March 1, 1995, or (2) on or before October 31, 1994 remit prepayments of $200,000.

     The Company has remitted a $100,000 prepayment at the end of July 1994 and an additional prepayment of $150,000 at the end of August which voluntarily exceeded the State of Michigan requirement by $50,000.


5.   NET INCOME PER SHARE:

     Primary share amounts are computed based on weighted average number of shares actually outstanding plus the shares that would be outstanding assuming conversion of the convertible preferred stock and exercise of dilutive stock options, all of which are considered to be common stock equivalents. The number of shares that would be issued from the exercise of stock options has been reduced by the number of shares that could have been purchased from the proceeds at the average market price of the company's stock. Net income has been adjusted for dividends on the non-convertible preferred stock.

     Fully diluted net income per share amounts are not presented for 1995 and 1994 because of immaterial difference from primary net income per share.

     Following is a reconciliation of the weighted average number of shares actually outstanding with the number of shares used in the computations of primary net income per share.

                                  PRAB, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)


5.   NET INCOME PER SHARE (CONTINUED):

                                   Three Months Ended       Nine Months Ended
                                         July 31,                July 31,
                                  ---------------------   ---------------------
                                    1995        1994        1995        1994
                                  ---------   ---------   ---------   ---------
Primary:

  Weighted average number of
    shares actually outstanding   2,612,643   2,602,860   2,606,102   2,602,860
  Convertible preferred stock     2,000,000   2,000,000   2,000,000   2,000,000
  Stock options                     125,591          --     119,834          --
                                  ---------   ---------   ---------   ---------
                                  4,738,234   4,602,860   4,725,936   4,602,860
                                  =========   =========   =========   =========


6.   CASH FLOWS:

     Significant non-cash investing and financing activities are as follows:

     A. As discussed more fully in Note 4, during the third quarter of 1994 the Company recorded a gain on extinguishment of debt, resulting from a non-cash reduction to a promissory note of $127,074 and reduction of accrued interest payable of $8,200.

                         FINANCIAL DATA SCHEDULE
                           (EDGAR Exhibit 27)