Form 10KSB
period 1995-10-31
PRAB INC
filed 1996-01-25
CIK 354383

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  -----------

                                  FORM 10-KSB

             [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended October 31, 1995

               [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the transition period from _____ to _____

                        Commission file number 0-10187

                                  PRAB, INC.
                (Name of Small Business Issuer in its charter)

                      Michigan                      38-1654849
           (State or other jurisdiction of       (I.R.S. Employer
           incorporation or organization)       Identification No.)

                5944 E. Kilgore Road
                    P.O. Box 2121
                 Kalamazoo, Michigan                   49003
      (Address of principal executive offices)      (Zip Code)

             Issuer's telephone number,
                including area code:              (616) 382-8200

                             --------------------

             Securities Registered under Section 12(b) of the Act
                                     None

             Securities Registered under Section 12(g) of the Act
                         Common Stock, $.10 par value
                               (Title of Class)

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                          Yes __X__   No _____

      Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

      State issuer's revenues for its most recent fiscal year:  $13,845,432.

      The aggregate market value of Common Stock held by persons not "affiliated" with the registrant, based on the average bid and ask price of the Common Stock as of December 29, 1995, was $2,172,842. For purposes of this computation, all executive officers, directors and 5% shareholders of the Company have been assumed to be affiliates. Certain of such persons may disclaim that they are affiliates of the Company.

      As of December 31, 1995, the registrant had outstanding 2,647,860 shares of Common Stock, $.10 Par Value.

                      DOCUMENTS INCORPORATED BY REFERENCE


                                               Parts of Form 10-K Into Which
Identity of Document                             Document is Incorporated
--------------------                             ------------------------

Definitive Proxy Statement with                          Part III
respect to the 1996 Annual Meeting
of Shareholders of the Company.


Transitional Small Business Disclosure Format:

Yes [ ]     No [X]

                                    PART I

Item 1. Business

General

      The Company is a Michigan corporation organized in 1961. The Company's operations consist of two separate business segments: (1) the "Conveyor Segment" designs and manufactures conveyors, metal scrap reclamation systems and bulk material handling equipment; and (2) the "Robot Segment" sells parts for Prab robots. The Company sells its products worldwide through a network of factory sales engineers, manufacturers' agents, distributors and licensees. These products are used in a variety of manufacturing processes to reduce labor costs, increase productivity, improve quality and save materials and energy resources. The market for the Company's hydraulic robots, parts, service and training has been shrinking as robot users convert to electrical robots and Management believes that this trend will continue. As a result of such trend, the Company has exited the Unimate[TM] robot business and only sells parts for Prab robots. The Company is focusing its efforts on its original core Conveyor Segment business. See Note 10 of Notes to Financial Statements under Item 7 for certain financial information regarding the Company's two business segments.

Overview of Conveyor Segment

      The Company designs and manufactures complete metal scrap reclamation systems which it sells to die casting, metal stamping, general metal working, and other industries. These systems reduce labor, manufacturing and transportation costs associated with metal scrap disposal, reclaim cutting fluids, and increase the value of metal scrap. The Company's scrap metal reclamation systems are priced from $50,000 to $1,500,000 and range from a single machine to a complex group of machines including conveyors, crushers, centrifuges, and related equipment.

      Reclamation systems are specifically designed for each customer and in general are used to collect and transfer metal scrap, crush the scrap into a more convenient chip size for handling, clean the scrap of fluids and other impurities, and reclaim oil used as a machining coolant during the manufacturing process.

      The Company also designs and manufactures, to meet customer specifications, for prices ranging from $3,000 to $100,000, stand-alone conveyors for transporting aluminum, brass, cast iron and steel scrap. These conveyors, include Harpoon[TM], drag, tubular, oscillating, screw, hinged steel belt, magnetic, and pneumatic models.

      The Company also sells conveyors under the trade name of Hapman[TM], which are used primarily to transport bulk materials, such as powders and chemicals.

      These tubular, flexible screw (Helix[TM]) and pneumatic conveyors (also known as "bulk material handling equipment") are used in the chemical, pharmaceutical, food, plastics and other process industries and sell in the price range of $2,000 to $100,000.

Overview of Robot Segment

      Prior to 1993, the Company manufactured and remanufactured a wide range of hydraulically driven robots. The Company completed its withdrawal from the Unimate[TM] robot business in the first quarter of fiscal year 1993. The Company continues to sell parts for the Prab robot line only, but will no longer manufacture a Prab robot.

      In the future, the Company intends to focus its Robot Segment business on selling existing inventory and supplying parts for its installed base of robots sold under the Prab Robot name. The Company expects that its Robot Segment business will not be significant in the future.

Sales

      The Company's businesses are not seasonal; however, fluctuations in sales are common due to large system orders, which is typical of the capital equipment industry. Foreign sales and license fees accounted for 6%, 4% and 9% of the Company's net sales for fiscal years 1995, 1994 and 1993, respectively. See Note 10 of Notes to Financial Statements under Item 7. The Company's sales are not dependent on one or a few major customers.

Backlog

      The Company's backlog of orders as of October 31, 1995 and October 31, 1994 is set forth below. The Company believes all backlog orders outstanding as of October 31, 1995 will be filled within one year.

                                                                Increase
                                  As of           As of        (Decrease)
                               October 31,     October 31,     From 1994
                                  1995            1994          to 1995
                               ----------      ----------      ----------
Conveyor Segment               $3,117,000      $2,242,000          39%

Robot Segment                  $   35,000      $   55,000         (36%)
                               ----------      ----------

Totals                         $3,152,000      $2,297,000          37%
                               ==========      ==========

Marketing and Distribution

      The Company maintains demonstration equipment in its factory applications laboratory for the conveyor business segment.

      The Company has discontinued advertising and sales promotion activities for the Robot Segment. The Conveyor Segment generates inquiries through advertising, trade shows, trade releases, and customer referrals. Sales of all the Company's products are made by factory sales engineers, manufacturing agents, distributors and licensees.

Engineering and Design Development

      The Company's engineering and design personnel are combined into a single department that develops and modifies its products to meet the customers' specifications. All of the Company's products require a certain amount of custom engineering or design work. The Company does not engage in substantial research and development activities.

Manufacturing

      The Company fabricates and assembles the primary components of its Conveyor Segment products. It purchases most of the components of its robot products from outside sources and fabricates other components. The principal materials used in all of the Company's products are bar and sheet metal, castings, machined parts, electrical components, completed controls and finished goods. All of these materials are readily available from a variety of sources.

      Warranty expense for the past three years has been approximately $139,000, $234,000, and $357,000 for 1993, 1994 and 1995, respectively.

      None of the Company's principal products require government approval and compliance with governmental regulations is not a significant factor in the Company's businesses. Except for the landfill matter described in Item 3 below, the costs and effects of compliance with environmental laws is not a significant factor in the Company's businesses.

Patents and Trademarks

      The Company owns numerous domestic and foreign patents and has developed technology and special skills relating to robots, metal scrap reclamation systems, conveyors, and bulk material handling equipment. While the aggregate protection afforded by these patents is of value, the Company does not consider that the successful conduct of any material part of its businesses is dependent upon such protection. The Company holds registered trademarks for the names "Prab", "Hapman", "Harpoon", "Versatran" and "Helix".

Competition

      The Company competes with many domestic and foreign firms, some of which are large, diversified companies with financial, engineering, technical and other resources greater than those of the Company. The Company's products compete with similar products on the basis of price, design and quality. Several large companies manufacture metal scrap reclamation systems and conveyors and no reliable information is available as to the number of such companies, the volume of their sales, or the total sales of any particular product. However, the Company believes that it is one of the leading sellers of large metal scrap reclamation systems.

      The Company also believes it is a leading manufacturer of single unit conveyors with its primary competitor being Mayfran International, a division of Tomkins Industries, Inc. Competition for the Company's Hapman conveyor products include a number of public and private companies.

Employees

      As of December 31, 1995, the Company employed 85 persons, 83 of which persons were employed on a full-time basis. 42 of the employees are covered by a collective bargaining agreement with the United Steelworkers of America, AFL-CIO-CLC. The three-year contract with the Union expires on October 31, 1998.

Item 2.  Properties

      All of the Company's offices and manufacturing facilities are located in Kalamazoo, Michigan, in a 72,000 square foot building.

      The Company's facility has been used for conveyor manufacturing since the early 1960's and robot manufacturing since 1969. The facility's office space is more than adequate for the Company's present level of business, and the manufacturing capacity is under-utilized with a single shift operation. The facility is in good operating condition. The Company's line of credit lender holds a mortgage on the facility to secure payment of the Company's obligation to them.

Item 3.  Legal Proceedings

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

     A private party has taken responsibility for the remediation of the landfill site and for collection of the remediation costs from several hundred other potentially responsible persons. In July, 1992, the Plaintiffs in this litigation and over 200 potentially responsible persons entered into a consent decree (which was subsequently approved by the federal district court), pursuant to which such potentially responsible parties contributed various amounts for the remediation of the landfill site in exchange for a release from further liability. The Company and the other defendants in this litigation chose not to enter into the consent decree, and the purpose of this litigation is to recover remediation costs for the landfill from such defendants. The Complaint filed in this matter requests that the Company and other defendants be found jointly and severally liable for all remediation costs. If the Company had entered into the consent decree, it would have been required to pay approximately $280,000. During November of 1993, the private party revised the amount it is seeking in damages to approximately $162,000. The Company intends to vigorously defend the lawsuit and anticipates that the litigation will extend over several years.

      At this time, the Company cannot predict the outcome of the litigation or the amount of any judgment against the Company (which judgment could be minimal or exceed the amount described above) because of the following factors: (i) the estimates of the total remediation costs for the landfill vary widely (the leading potentially responsible party in this matter has estimated the cleanup cost to be in a range or $9,000,000 to $44,000,000 depending upon the level of remediation to be required by the Environmental Protection Agency, which Agency is engaged in a three-year study of the landfill site); (ii) the volume of material delivered to the landfill site by the Company and other users of the landfill is in dispute; and (iii) it is not clear that the materials delivered to the landfill site by the Company contributed to the contamination of the site. For the reasons described above, the Company believes that the extent of the liability estimated by the private party and assigned to the Company is without sufficient basis to warrant such a reserve on the books of the Company. The Company has made settlement offers in the past in this matter ranging from $25,000, to $70,000. No offer is currently outstanding. The Company has recorded, as of October 31, 1993, $25,000 as an expense from litigation settlement and in other accrued liabilities. Based on current information, the Company does not believe an additional reserve is required in this matter.

      The Company is subject to other claims and lawsuits arising in the ordinary course of business. In the opinion of management, all such pending claims are either adequately covered by insurance or, if not insured, will not have a material adverse effect on the Company.

                                    PART II

Item 4.    Market for Common Equity and Related Stockholder Matters

      No matter was submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders.

Item 5.    Market for Common Equity and Related Stockholder Matters

      The following table sets forth the range of high and low bid information for the Company's two most recent fiscal years:

                                           1995
                          --------------------------------------
                          First     Second     Third     Fourth
                          Quarter   Quarter    Quarter   Quarter
                          -------   -------    -------   -------
Stock Price (bid)
            High           1 1/2     2 1/4      1 7/8     1 3/4
            Low              3/4     1          1         1

                                           1994
                          --------------------------------------
                          First     Second     Third     Fourth
                          Quarter   Quarter    Quarter   Quarter
                          -------   -------    -------   -------
Stock Price (bid)
            High            1/2       6/10      1 1/2     1 1/4
            Low             1/4       1/4         1/4       3/4

      The Common Stock is reported in the "Pink Sheets" and is regularly quoted by NASDAQ on its "over the counter bulletin board." The above bid and ask prices are quotations reflecting inter-dealer prices, without retail markup, markdown or commissions, and may not necessarily represent actual transactions. At December 31, 1995, there were approximately 1,168 record holders of the Company's common stock.

      The Company has paid no dividends on its Common Stock. The Board of Directors does not intend to pay cash dividends in the foreseeable future. The payment of dividends in the future will be dependent upon the financial condition, capital requirements, earnings of the Company and such other factors as the Board of Directors may deem relevant.

Item 6.    Management's Discussion and Analysis or Plan of Operation

Overview of Recent Significant Events

      Due to the strong economy and increased marketing activities in fiscal 1995, the Company was able to surpass fiscal 1994 record profits and record its third consecutive year of profitability.

      Sales increased 40 percent over fiscal 1994, and bookings increased 37 percent over fiscal 1994.

      In September 1995, the Company paid all remaining debt due the State of Michigan.

      The Note receivable was collected in full with the last payment received on schedule in October 1995.

      Beginning November 1, 1995, the company will be obligated to pay a 5% per annum dividend on its convertible preferred stock. If the dividends on the convertible preferred stock are paid in cash, the total amount to be paid in fiscal year 1995 will be $75,000. In addition, the company is obligated to pay cash dividends on its non-convertible preferred stock in a total amount of $21,000 for fiscal year 1995. See note 13 of Notes to Financial Statements under item 7.

      During the year ended October 31, 1995, the company's paid-in capital balance exceeded its accumulated deficit. The company has elected to off-set the paid-in capital and accumulated deficit balance and reclassify the remaining amount as retained earnings as of October 31, 1995.

      The Company has entered into negotiations with the State of Michigan regarding the repurchase of certain outstanding common stock, convertible preferred stock and non-convertible preferred stock of the Company, which stock is currently owned by the State of Michigan Retirement Systems. The Company cannot predict the outcome of such negotiations. In the event that the Company repurchases its stock, it is anticipated that such repurchase will require the company to borrow significant funds and use all of its cash not necessary for current operations.

1995 Compared to 1994

      Net sales increased 40% in 1995 to $13,845,000 from $9,866,000 in 1994.
Sales for the Conveyor Segment increased 44% as a result of increased equipment and part sales. Sales for the Robot Segment decreased 32% primarily from lower parts sales combined with lower service sales for the Company's F-Series and P-Series robots, resulting from the Company farming out most service work to an outside company.

      The Conveyor Segment business is highly competitive and very sensitive to price. The increase in net sales in 1995 was primarily due to increased sales of steel belt conveyors, parts, screw conveyors, and tubular drag conveyors. The actual sales fluctuation due to price is not known.

      Cost of sales compared to net sales decreased to 61% in 1995 from 62% in 1994. Selling, general and administrative expenses were 30% of net sales in 1995 vs 32% in 1994. Decreased interest expense resulted from the early retirement of all outstanding debt.

Trends

      Sales for the Company are expected to remain steady for the first half of fiscal 1996, and will generally follow the national economic trends in the second half.

      Higher sales levels have required the Company to add employees which may have an effect on profits in 1996.

      Sales for the Robot Segment will likely continue to decrease in 1996 as a result of customers' aging machines being replaced by new equipment. The Company will continue to sell parts as long as it is profitable to do so.

      The Company's business is not seasonal; however, monthly, quarterly and annual fluctuations in sales are common due largely to the timing of the receipt of large systems orders and the impact of scheduling requirements.

Liquidity and Financial Condition

      Working capital at the end of 1995 was $2,220,000 compared to $1,931,000 at the end of last year. The current ratio was 2.1 to 1.0 and 2.1 to 1.0 for 1995 and 1994, respectively.

      Cash increased from the prior year as a result of favorable terms on a large job requiring significant payments by the customer prior to shipment. Accounts receivable increased primarily from higher sales in the fourth quarter of 1995 versus the same period a year ago. Inventories increased to support the higher sales level. Other current assets decreased primarily as a result of lower prepaid general insurance. Other assets decreased primarily from amortization of all remaining deferred charges when the Company's outstanding debt was paid in full.

      Current and long term debt was eliminated due to the early retirement of all debt owing to the State of Michigan. Accounts payable increased primarily from material purchased to meet the higher shipping level combined with increased overhead expenditures. Salaries, wages and vacation increased primarily as a result of higher bonuses. Accrued commissions increased as a result of higher sales in the fourth quarter of 1995 versus a year ago. Deferred revenue - non-competition agreement decreased due to normal amortization over three years.

Summary

      Company sales should continue at the present level for the first half of fiscal 1996 with additional personnel potentially affecting profits. Elimination of debt in 1995 will have a positive impact on net income in 1996 and will partially offset the additional personnel expense. The Company's backlog going into the first quarter of 1996 is higher than a year ago, and provides the opportunity for continued profits into the first quarter and beyond.

Item 7.    Financial Statements

      (a) The following Financial Statements are attached hereto in response to Item 7:

           Item Independent Auditor's Report - Plante & Moran

           Consolidated Balance Sheets - October 31, 1995 and October 31, 1994

           Consolidated Statement of Income - Two Years ended October 31, 1995

           Consolidated Statement of Stockholders' Equity - Two Years ended October 31, 1995

           Consolidated Statement of Cash Flows - Two Years ended October 31, 1995.

           Notes to Consolidated Financial Statements

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

           None.


                                   PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

      The information under the caption "Election of Directors" contained in the Company's Definitive Proxy Statement filed with the Commission, is incorporated herein by reference.

Item 10.   Executive Compensation

      The information under the caption "Executive Compensation" (except the information under the caption, "Certain Relationships and Related
Transactions"), contained in the Company's Definitive Proxy Statement filed with the Commission, is incorporated herein by reference.

Item 11.   Security Ownership of Certain Beneficial Owners and Management

      The information under the caption "Security Ownership of Certain Beneficial Owners and Management", contained in the Company's Definitive Proxy Statement filed with the Commission, is incorporated herein by reference.

Item 12.   Certain Relationships and Related Transactions

      The information under the caption "Certain Relationships and Related Transactions", contained in the Company's Definitive Proxy Statement filed with the Commission, is incorporated herein by reference.

Item 13.   Exhibits and Reports on Form 8-K

           (a)  The following exhibits are attached hereto:

Exhibit
Number              Description of Exhibit
------              ----------------------

3(i) Second Restated Articles of Incorporation of the Company, as amended, incorporated herein by reference to Exhibit 3(ii) of the Company's Form 8-A/A (Amendment No. 1) dated May 25, 1995.

3(ii)   By-Laws of the Company as amended incorporated herein by reference to
        Exhibit 4 of the Company's Form 8-A/A (Amendment No. 1) dated May 25, 1995.

10a. Deferred Compensation and Salary Continuation Agreement between the Company and Gary A. Herder dated September 13, 1976 incorporated by reference to Exhibit 19b. of the Company's Form 10-K for the fiscal year ended October 31, 1987.

10b. Prab Robots, Inc. 1988 Stock Option Plan incorporated by reference to Exhibit "C" of the Company's Definitive Proxy Statement for the 1988 Annual Meeting.

10c. Registration Rights and Shareholders Agreement, dated October 30, 1992, between the Company and State Treasurer of the State of Michigan, custodian for certain retirement systems incorporated herein by reference to Exhibit 4e of the Company's Form 8-K dated November 13, 1992, as amended by First Amendment to Registration Rights and Shareholders Agreement dated October, 1994 incorporated herein by reference to Exhibit 4c. 2 of the Company's Form 10-KSB for the fiscal year ended October 31, 1994.

21      List of Subsidiaries.

24a.    Power of Attorney for Robert J. Skandalaris

24b.    Power of Attorney for Robert J. Hamman

24c.    Power of Attorney for Eric V. Brown, Sr.

24d.    Power of Attorney for James H. Haas

27      Financial Data Schedule

The Company will furnish copies of the above described Exhibits upon written request and payment of a fee equal to $20.00 per request, plus $.20 per page copied, plus postage. All requests for copies of Exhibits should be sent to: Mr. Robert Klinge, Prab, Inc., 5944 E. Kilgore Road, P.O. Box 2121, Kalamazoo, Michigan 49003.

(b) No reports on Form 8-K were filed during the last quarter of the period covered by this report.

                                  SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               PRAB, INC.

                               By:  /s/ John J. Wallace
                                    -----------------------------
                                    John J. Wallace,
                                    Chairman of the Board
January 25, 1996


      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature                     Title                      Date
---------                     -----                      ----

/s/ John J. Wallace           Chairman of the            January 25, 1996
------------------------      Board and Director
John J. Wallace


/s/ Gary A. Herder            President, Principal       January 25, 1996
------------------------      Executive Officer
Gary A. Herder                Principal Financial
                              Officer, and Director


------------------------      Secretary and Director     January 25, 1996
*Eric V. Brown, Sr.


------------------------      Director                   January 25, 1996
*Robert J. Hamman


------------------------      Director                   January 25, 1996
*James H. Haas


------------------------      Director                   January 25, 1996
*Robert J. Skandalaris


/s/ Robert W. Klinge          Controller (Principal      January 25, 1996
------------------------      Accountant)
Robert W. Klinge


*
By: /s/ John J. Wallace                                  January 25, 1996
    -------------------------
    John J. Wallace
    Attorney-in-Fact

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                         Annual Report on Form 10-KSB
                      For the Year Ended October 31, 1995


                                 ------------


                             Financial Statements
                               Index to Exhibits
                                   Exhibits


                                 ------------


                                   PRAB,INC.
                           (A Michigan Corporation)
                             5944 E. Kilgore Road
                                 P.O. Box 2121
                           Kalamazoo, Michigan 49003

                           PRAB, INC. AND SUBSIDIARY

                         CONSOLIDATED FINANCIAL REPORT

                               OCTOBER 31, 1995



                               ----------------



                                   CONTENTS


REPORT LETTER                                                             1


CONSOLIDATED FINANCIAL STATEMENTS

    Balance Sheet                                                         2

    Statement of Income                                                   3

    Statement of Stockholders' Equity                                     4

    Statement of Cash Flows                                              5-6

    Notes to Consolidated Financial Statements                           7-22

                                                         Certified Public
                                                          Accountants
                       Suite 700                         Management Consultants
                       107 West Michigan Avenue          616-385-1858
PLANTE & MORAN, LLP    Kalamazoo, Michigan 49007-3940    FAX 616-385-2936
===============================================================================


                         Independent Auditor's Report


To the Directors and Stockholders
Prab, Inc.


We have audited the accompanying consolidated balance sheet of Prab, Inc. and subsidiary as of October 31, 1995 and 1994, and the related consolidated statements of income, stockholders' equity and cash flows for the years then ended, as listed in the index at item 7(a). These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Prab, Inc. and subsidiary at October 31, 1995 and 1994, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.


/s/ PLANTE & MORAN, LLP


Kalamazoo, Michigan
December 4, 1995

                           PRAB, INC. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEET

                                    ASSETS

                                                                                    OCTOBER 31
                                                                            --------------------------

                                                                               1995           1994
                                                                            ----------     -----------
CURRENT ASSETS
    Cash                                                                    $  323,297     $   255,658
    Accounts receivable, net of allowance for doubtful
        accounts of $39,000 in 1995 and $18,400 in 1994                      2,373,362       1,803,086
    Inventories (Note 2)                                                     1,134,356         889,843
    Note receivable                                                                 --         171,524
    Other current assets (Note 15)                                              76,285         183,262
    Deferred income taxes (Note 8)                                             362,190         337,000
                                                                            ----------     -----------

                  Total current assets                                       4,269,490       3,640,373

PROPERTY, PLANT AND EQUIPMENT (Note 3)                                         961,299         894,112

OTHER ASSETS
    Deferred charges, net of accumulated amortization
        of $17,740 in 1994                                                          --          63,203
    Other assets                                                                17,961          18,105
                                                                            ----------     -----------

                  Total other assets                                            17,961          81,308




                                                                            ----------     -----------

                  Total assets                                              $5,248,750     $ 4,615,793
                                                                            ==========     ===========

See Notes to Consolidated Financial Statements.

                           PRAB, INC. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEET

                     LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                    OCTOBER 31
                                                                            --------------------------

                                                                               1995           1994
                                                                            ----------     -----------
CURRENT LIABILITIES
    Current portion of long-term debt - Related party (Note 4)              $       --     $   238,044
    Accounts payable                                                           980,067         598,426
    Customer deposits                                                           91,185          26,387
    Salaries, wages and vacation                                               357,056         303,891
    Commissions                                                                283,222         173,420
    Other accrued expenses (Note 14)                                           297,760         249,366
    Income tax payable                                                          25,190              --
    Deferred revenue - Non-competition agreement (Note 16)                      14,812         120,000
                                                                            ----------     -----------

                  Total current liabilities                                  2,049,292       1,709,534

LONG-TERM DEBT - RELATED PARTY (Note 4)                                             --         985,525

DEFERRED COMPENSATION (Note 6)                                                  13,883          12,867

DEFERRED REVENUE - NON-COMPETITION AGREEMENT
    (Note 16)                                                                       --          14,812

STOCKHOLDERS' EQUITY
    Convertible preferred stock (Note 13) - $.75 par value:
        Authorized 2,000,000 shares
        Issued and outstanding 2,000,000 shares                              1,500,000       1,500,000
    Non-convertible preferred stock (Note 13) - $.50 par value:
        Authorized 600,000 shares
        Issued and outstanding 600,000 shares                                  300,000         300,000
    Common stock - $.10 par value:
        Authorized 7,000,000 shares
        Issued and outstanding 2,647,860 and 2,602,860 respectively            264,786         260,286
    Additional paid-in capital (net of deficit of $4,228,988 eliminated
        October 31, 1995)                                                    1,120,789       5,349,613
    Retained earnings (accumulated deficit) (Note 1)                                --      (5,516,844)
                                                                            ----------     -----------

                  Total stockholders' equity                                 3,185,575       1,893,055
                                                                            ----------     -----------

                  Total liabilities and stockholders' equity                $5,248,750     $ 4,615,793
                                                                            ==========     ===========

See Notes to Consolidated Financial Statements.

                           PRAB, INC. AND SUBSIDIARY
                       CONSOLIDATED STATEMENT OF INCOME


                                                            YEAR ENDED OCTOBER 31
                                                        -----------------------------

                                                            1995              1994
                                                        ------------      -----------
NET SALES                                               $ 13,845,432      $ 9,865,679

COST OF SALES                                              8,422,388        6,073,416
                                                        ------------      -----------

GROSS PROFIT                                               5,423,044        3,792,263

SELLING, GENERAL AND ADMINISTRATIVE
    EXPENSES                                               4,197,743        3,201,667
                                                        ------------      -----------

OPERATING INCOME                                           1,225,301          590,596

OTHER INCOME (EXPENSES)
    Interest expense                                         (83,332)        (212,847)
    Interest income                                           23,865           35,167
    Gain on sale of property, plant and equipment              2,022              679
    Non-competition agreement                                120,000          120,000
                                                        ------------      -----------

INCOME - Before income taxes and extraordinary item        1,287,856          533,595

INCOME TAX (RECOVERY) (Note 8)                                    --         (337,000)
                                                        ------------      -----------

INCOME - Before extraordinary item                         1,287,856          870,595

EXTRAORDINARY ITEM - Gain on extinguishment
    of debt (Note 12)                                             --          135,274
                                                        ------------      -----------

NET INCOME                                              $  1,287,856      $ 1,005,869
                                                        ============      ===========

EARNINGS PER COMMON SHARE
    Primary:
        Earnings before extraordinary item              $        .27      $       .18
        Extraordinary item                                        --              .03
                                                        ------------      -----------

                  Net earnings                          $        .27      $       .21
                                                        ============      ===========

    Fully diluted:
        Earnings before extraordinary item              $        .27      $       .18
        Extraordinary item                                        --              .03
                                                        ------------      -----------

                  Net earnings                          $        .27      $       .21
                                                        ============      ===========

See Notes to Consolidated Financial Statements.

                           PRAB, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY


                                             CONVERTIBLE PREFERRED    NON-CONVERTIBLE PREFERRED
                                                     STOCK                       STOCK
                                            ------------------------     --------------------

                                             SHARES         AMOUNT       SHARES       AMOUNT
                                            ---------     ----------     -------     --------
BALANCE - November 1, 1993                  2,000,000     $1,500,000     600,000     $300,000

7% non-convertible preferred stock
    dividend (Note 13)                             --             --          --           --

Net income                                         --             --          --           --
                                            ---------     ----------     -------     --------

BALANCE - October 31, 1994                  2,000,000      1,500,000     600,000      300,000

7% non-convertible preferred stock
    dividend (Note 13)                             --             --          --           --

Exercise of 45,000 common stock options
    (Note 7)                                       --             --          --           --

Net income                                         --             --          --           --

Corporate recapitalization (Note 1)                --             --          --           --
                                            ---------     ----------     -------     --------

BALANCE - October 31, 1995                  2,000,000     $1,500,000     600,000     $300,000
                                            =========     ==========     =======     ========

See Notes to Consolidated Financial Statements.

[TABLE BROKEN / TOO WIDE / CONTINUED ON NEXT PAGE]

                           PRAB, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                  (Continued)


                                                                                         RETAINED
                                                 COMMON STOCK                            EARNINGS           TOTAL
                                            ----------------------     ADDITIONAL      (ACCUMULATED     STOCKHOLDERS'
                                             SHARES        AMOUNT    PAID-IN CAPITAL      DEFICIT)         EQUITY
                                            ---------     --------     -----------      -----------      -----------
BALANCE - November 1, 1993                  2,602,860     $260,286     $ 5,370,613      $(6,522,713)     $   908,186

7% non-convertible preferred stock
    dividend (Note 13)                             --           --         (21,000)              --          (21,000)

Net income                                         --           --              --        1,005,869        1,005,869
                                            ---------     --------     -----------      -----------      -----------

BALANCE - October 31, 1994                  2,602,860      260,286       5,349,613       (5,516,844)       1,893,055

7% non-convertible preferred stock
    dividend (Note 13)                             --           --         (21,000)              --          (21,000)

Exercise of 45,000 common stock options
    (Note 7)                                   45,000        4,500          21,164               --           25,664

Net income                                         --           --              --        1,287,856        1,287,856

Corporate recapitalization (Note 1)                --           --      (4,228,988)       4,228,988               --
                                            ---------     --------     -----------      -----------      -----------

BALANCE - October 31, 1995                  2,647,860     $264,786     $ 1,120,789      $        --      $ 3,185,575
                                            =========     ========     ===========      ===========      ===========

See Notes to Consolidated Financial Statements.

                           PRAB, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                    YEAR ENDED OCTOBER 31
                                                                ----------------------------

                                                                   1995             1994
                                                                -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                                  $ 1,287,856      $ 1,005,869
    Adjustments to reconcile net income to net cash from
        operating activities:
           Depreciation and amortization                            221,562          176,434
           Bad debt expense (recovery)                               19,714           (9,746)
           Reduction of assets to market value                           --           74,324
           Gain on sale of assets                                    (2,022)            (679)
           Non-competition agreement                               (120,000)        (120,000)
           Deferred taxes                                           (25,190)        (337,000)
           Extraordinary item - Gain on extinguishment
               of debt                                                   --         (135,274)
           (Increase) decrease in assets:
               Accounts receivable                                 (589,990)        (773,583)
               Inventories                                         (244,513)          19,966
               Other current and non-current assets                 107,121          153,322
           Increase (decrease) in liabilities:
               Accounts payable                                     381,641          405,605
               Customer deposits                                     64,798           15,295
               Accrued expenses                                     211,361          249,389
               Income taxes payable                                  25,190               --
               Deferred compensation                                  1,016              978
                                                                -----------      -----------

                  Net cash provided by operating activities       1,338,544          724,900

CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of equipment                                          (225,546)        (106,249)
    Proceeds from note receivable                                   171,524          218,152
    Proceeds from sale of equipment                                   2,022            5,064
                                                                -----------      -----------

                  Net cash provided by (used in) investing          (52,000)         116,967
                      activities

See Notes to Consolidated Financial Statements.

                           PRAB, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Continued)

                                                                    YEAR ENDED OCTOBER 31
                                                                ----------------------------

                                                                   1995             1994
                                                                -----------      -----------
CASH FLOWS FROM FINANCING ACTIVITIES
    Principal payments on long-term debt                         (1,223,569)        (937,756)
    Proceeds from exercise of common stock options                   25,664               --
    Payment of dividends                                            (21,000)         (21,000)
                                                                -----------      -----------

                  Net cash used in financing activities          (1,218,905)        (958,756)
                                                                -----------      -----------

NET INCREASE (DECREASE) IN CASH                                      67,639         (116,889)

CASH - Beginning of year                                            255,658          372,547
                                                                -----------      -----------

CASH - End of year                                              $   323,297      $   255,658
                                                                ===========      ===========

See Notes to Consolidated Financial Statements.

                           PRAB, INC. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           OCTOBER 31, 1995 AND 1994


NOTE 1 - NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

         The Company is engaged in the manufacturing of metal scrap reclamation systems, and conveyor equipment. The Company is also engaged in the manufacturing, service and sales of replacement parts for robots and automation systems. Major customers are in the metal working, chemical, pharmaceutical, and food processing industries throughout the United States, Canada and Mexico.

         Basis of Consolidation - Effective November 1, 1988, the Company formed a wholly-owned subsidiary, Prab Limited, to conduct certain of its operations. The subsidiary is essentially inactive at the present time. The consolidated financial statements include the accounts of Prab, Inc. and its subsidiary, after elimination of all significant intercompany transactions and accounts.

         Inventories - Inventories are stated at the lower of cost or market. Cost is determined by the last-in, first-out (LIFO) method.

         Property, Plant and Equipment - Property, plant and equipment are recorded at cost. Costs for maintenance and repairs are charged to expense when incurred. Depreciation is provided using the straight-line method over the estimated useful lives of the assets.

         Warranties - The Company's products are generally under warranty against defects in material and workmanship for a period of one year. The Company has established a reserve of $110,432 and $68,027 at October 31, 1995 and 1994, respectively, for these anticipated future warranty costs.

         Net Income Per Common and Common Equivalent Share - Per share amounts are based upon the weighted average number of common and dilutive common equivalent shares outstanding during the respective periods, as follows: 1995 - 4,737,298 and 4,744,783 for primary and fully diluted earnings per share, respectively; 1994 - 4,626,053 and 4,654,440 for primary and fully diluted earnings per share, respectively.

         Deferred Charges - Deferred charges include $80,943 in costs related to the restructuring of debt on October 30, 1992. These costs were amortized according to the effective interest method over a period of 7 years. During the year ended October 31, 1995, the Company paid off the debt related to these deferred charges and accordingly has written off these amounts. Amortization related to these deferred charges totaled $63,203 for the year ended October 31, 1995 and $9,307 for the year ended October 31, 1994.

                           PRAB, INC. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           OCTOBER 31, 1995 AND 1994


NOTE 1 - NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

         Use of Estimates in the Preparation of Financial Statements - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         Deferred Revenue - Non-competition Agreement - On December 15, 1992, the Company entered into an agreement not to compete with a competitor for a period of three years. The covenant is being amortized on the straight-line basis over thirty-six months. Included in the determination of net income for the years ended October 31, 1995 and 1994 is $120,000 per year resulting from amortization of the covenant.

         Income Taxes - The Company accounts for income taxes in accordance with the provisions of Statement of Financial Accounting Standards
         (SFAS) No. 109, "Accounting for Income Taxes".

         Elimination of Deficit in Retained Earnings - On October 31, 1995 the Company eliminated the earnings deficit amount on its balance sheet through a quasi-reorganization in accordance with the state laws of Michigan. The capital surplus (additional paid-in capital) was used to eliminate in its entirety a deficit of $4,228,988 in the balance sheet under stockholders' equity. Retained earnings shown on the balance sheet in future years reflects earnings beginning November 1, 1995.

                           PRAB, INC. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           OCTOBER 31, 1995 AND 1994


NOTE 2 - INVENTORIES

         Inventories consist of the following:

                                                    1995           1994
                                                 ----------     ----------
         Raw materials                           $  892,152     $  452,813
         Work in process                            141,413        130,817
         Finished goods and display units           100,791        306,213
                                                 ----------     ----------

                           Total inventories     $1,134,356     $  889,843
                                                 ==========     ==========

         Inventories are stated at the lower of cost, determined by the LIFO method, or market.

         If the FIFO method had been used for the entire consolidated group, inventories, after an adjustment to the lower of cost or market, would have been approximately $1,450,000 and $1,150,000 at October 31, 1995 and 1994, respectively.

         Inventory has been written down to estimated net realizable value, and results of operations for 1994 include a corresponding charge of approximately $74,000 which represents the excess of LIFO cost over market.


NOTE 3 - PROPERTY, PLANT AND EQUIPMENT

         Cost of property, plant and equipment and depreciable lives are summarized as follows:

                                                                          DEPRECIABLE
                                               1995           1994        LIFE-YEARS
                                            ----------     ----------     -----------
         Land                               $   28,939     $   28,939          -
         Buildings and improvements          1,655,350      1,598,547       10 - 30
         Machinery and equipment             2,330,419      2,179,944        3 - 10
                                            ----------     ----------

                    Total cost               4,014,708      3,807,430

         Accumulated depreciation            3,053,409      2,913,318
                                            ----------     ----------

                    Net carrying amount     $  961,299     $  894,112
                                            ==========     ==========

         Depreciation expense aggregated $158,359 and $166,106 at October 31, 1995 and 1994, respectively.

                           PRAB, INC. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           OCTOBER 31, 1995 AND 1994


NOTE 4 - LONG-TERM DEBT

         Long-term debt consisted of the following owed to a related party that is a major stockholder of the Company:

                                                          1995           1994
                                                       ----------     ----------
         Term note payable collateralized by
         essentially all assets of the Company,
         bearing interest at 10%, due in quarterly
         payments from February 1, 1993 through
         August 1, 1999 of $85,486 including
         interest, with the remaining balance
         initially due October 31, 1999.               $       --     $1,223,569

                     Less current portion                      --        238,044
                                                       ----------     ----------

                     Long-term portion                 $       --     $  985,525
                                                       ==========     ==========

         Included in interest expense are the following amounts attributable to the related party: $82,994 in 1995 and $187,853 in 1994.


NOTE 5 - NOTE PAYABLE - BANK

         At October 31, 1995, the Company has available a $500,000 line of credit under a commercial revolving note, which expires February 1996.

         No balance was outstanding on the line of credit at October 31, 1995 and 1994.

                           PRAB, INC. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           OCTOBER 31, 1995 AND 1994


NOTE 6 - PENSION AND PROFIT SHARING PLANS

         At October 31, 1995 and 1994, the Company is participating in a defined benefit plan for their collective bargaining unit. The following table sets forth the funded status of the Company's defined benefit pension plan and amounts recognized in the balance sheet at October 31, 1995 and 1994:

                                                              1995           1994
                                                            ---------      ---------
         Actuarial present value of accumulated benefit
             obligation including vested benefits of
             $592,292 and $551,355 in 1995 and
             1994, respectively                             $ 669,328      $ 645,464
                                                            =========      =========

         Projected benefit obligation for service
             rendered to date                               $(724,637)     $(645,464)

         Plan assets at fair value - Primarily non-
             government obligations and listed stock          689,831        610,000
                                                            ---------      ---------

         Projected benefit obligation in excess of plan
             assets                                           (34,806)       (35,464)

         Unrecognized net gain from experience
             different than that assumed or change in
             assumptions                                      (59,326)       (40,434)

         Unrecognized prior service cost due to plan
             amendment being amortized over 15 years          114,770         65,397

         Unrecognized net obligation at November 1,
             1987 being recognized over 15 years              (28,174)       (32,248)
                                                            ---------      ---------

                Accrued pension cost included in other
                    liabilities                             $  (7,536)     $ (42,749)
                                                            =========      =========

                           PRAB, INC. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           OCTOBER 31, 1995 AND 1994


NOTE 6 - PENSION AND PROFIT SHARING PLANS (Continued)

         Pension expense included the following components:

                                                              1995          1994
                                                            --------      --------
         Service cost - Benefits earned during the year     $ 18,787      $ 16,412
         Interest cost on projected benefit obligation        43,103        41,680
         Actual return on plan assets                        (48,731)      (48,655)
         Net amortization and deferral                         1,862        (1,045)
                                                            --------      --------

                Net pension expense                         $ 15,021      $  8,392
                                                            ========      ========

         The discount rate used in determining the actuarial present value of the projected benefit obligation was 7% for 1995 and 1994. The expected long-term rate of return on assets was 8% for 1995 and 1994. The increase in unrecognized prior service cost relates to a plan amendment which increases participant benefits during 1995, 1996 and 1997.

         The Company contributed $50,234 in 1995 and $47,935 in 1994 to the pension plan for hourly employees covered by its collective bargaining agreement. The Company's policy is to make annual contributions as required by applicable regulations.

         The Company's salaried employees profit sharing plan is a combination profit sharing and 401(k) plan. The profit sharing plan covers substantially all employees of the Company other than those covered by the collective bargaining agreement. The profit sharing plan provides for an annual contribution of not less than 5% of the Company's income before income taxes, proceeds from life insurance policies and gain on sale of capital assets. Contributions made by the Company in accordance with the profit sharing plan were approximately $66,000 and $35,000 in 1995 and 1994, respectively. Employer matching contributions are made to the 401(k) plan in an amount equal to 25% of the lessor of: the amount designated by the employee for withholding and contribution to the 401(k) plan; or 4% of the employee's total compensation. In addition, the Company will make a contribution equal to 1% of each eligible employee's compensation who is employed on the last day of the plan year and who performs 1,000 or more hours of service for the Company during the plan year. The cost of this plan was $12,361 and $12,757 in 1995 and 1994, respectively.

         During the year ended October 31, 1993, the Company adopted a union 401(k) plan. The plan covers all employees of the Company covered by the collective bargaining agreement. Participation in the 401(k) plan is optional. Employer matching contributions are made to the 401(k) plan in an amount equal to 25% of the lessor of: the amount designated by the employee for withholding and contribution to the 401(k) plan; or 4% of employee's total compensation. Contributions to the plan totaled $10,135 and $7,793 for the years ended October 31, 1995 and 1994.

                           PRAB, INC. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           OCTOBER 31, 1995 AND 1994


NOTE 6 - PENSION AND PROFIT SHARING PLANS (Continued)

         The Company has entered into deferred compensation and salary continuation agreements with a key employee calling for periodic payments totaling $48,000 at retirement or death of the employee. The normal retirement date occurs during 2012. The liability has been recorded using the present value method.


NOTE 7 - STOCK OPTION PLAN

         The Company maintains qualified and nonqualified stock option plans that provide for granting of options on common stock by the Board of Directors to officers and key employees. 339,000 shares remain reserved for issuance under the plans.

         Transactions involving the plans for years ended October 31, are summarized as follows:

                                                          OPTION SHARES
                                                   ---------------------------

                                                       1995            1994
                                                   -----------     -----------
         OUTSTANDING - Beginning of year               282,500         192,500

         Granted                                            --          90,000
         Canceled                                       30,000              --
         Exercised (45,000 shares at $.5703)            45,000              --
                                                     -----------     -----------

         OUTSTANDING - End of year                     207,500         282,500
                                                     ===========     ===========

         ELIGIBLE, for exercise at end of year         207,500         282,500
                                                     ===========     ===========

         Option prices for options outstanding at year-end were $.5703 - $2.6125 for 1995 and 1994.

         The stock options are exercisable from the date issued and expire on various dates through 2004. None of the options granted involved compensation expense.

                           PRAB, INC. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           OCTOBER 31, 1995 AND 1994


NOTE 8 - INCOME TAXES

         A reconciliation of income tax expense at the statutory rate to income tax expense at the Company's effective rate is as follows:

                                                            1995           1994
                                                          ---------      ---------
         Taxes computed at statutory rates                $ 437,871      $ 181,422
         Benefit of net operating loss carryforward        (437,871)      (181,422)
         Benefit of change in valuation allowance                --       (337,000)
                                                          ---------      ---------

                Provision (recovery) for income taxes     $      --      $(337,000)
                                                          =========      =========

         The Company has a net operating loss carryforward of approximately $6,800,000 for financial reporting purposes and $6,150,000 for tax purposes which expires on various dates through fiscal year ended 2008. Differences between book income and taxable income creating deferred tax assets relate to temporary differences for deductibility of reserves, payments of certain accruals, and net operating losses. Differences between book income and taxable income creating deferred tax liabilities relate to temporary differences in deductibility of depreciation. In addition, the Company has unused investment and research and development credit carryovers approximating $62,000 (expiring at various dates from 1997 through 2001) which are available to reduce future federal tax liabilities. A valuation allowance equal to the tax effect on cumulative temporary differences, net operating losses and tax credits of $1,963,810 has been used to reduce the deferred tax benefit to $362,190, which is the amount of deferred tax benefit reasonably expected to be recognized as of October 31, 1995. The increase in deferred taxes from 1994 to 1995 is related to the payment by the Company of alternative minimum tax of approximately $25,000.

                           PRAB, INC. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           OCTOBER 31, 1995 AND 1994


NOTE 8 - INCOME TAXES (Continued)

                                                             1995             1994
                                                          -----------      -----------
         Total deferred tax assets                        $ 2,382,000      $ 2,820,000
         Total deferred tax liabilities                       (56,000)         (64,000)
         Effect of valuation allowance on realization
             of temporary differences, tax credits,
             and net operating losses                      (1,963,810)      (2,419,000)
                                                          -----------      -----------

                Net deferred tax benefit                  $   362,190      $   337,000
                                                          ===========      ===========

         Under the Internal Revenue Code, a change in ownership in excess of 50 percentage points limits or eliminates the right to use the net operating loss carryforward as an offset to taxable income and unused credit carryovers to reduce federal tax liabilities. On October 30, 1992, the Company undertook a restructuring which involved a change in ownership. While the Company believes it is not subject to any such limitation as a result of this restructuring, any additional ownership change or an adverse decision by the Internal Revenue Service regarding the restructuring could result in a limitation.


NOTE 9 - RELATED PARTY TRANSACTIONS

         A director of the Company is affiliated in an "of counsel" capacity with the law firm which has been general legal counsel to the Company since 1961. The Company incurred legal fees of $93,671 and $25,244 to the law firm in 1995 and 1994, respectively.

                           PRAB, INC. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           OCTOBER 31, 1995 AND 1994


NOTE 10 - BUSINESS SEGMENTS

         The Company has identified its two business segments as shown below. Intersegment sales are insignificant.

                                                                   (IN THOUSANDS)
                                                               ----------------------

                                                                 1995          1994
                                                               --------      --------
         Net sales:
             Conveyors and metal scrap reclamation systems     $ 13,520      $  9,389
             Robots and automation systems                          325           477
                                                               --------      --------

                Total net sales                                $ 13,845      $  9,866
                                                               ========      ========

         Operating profit:
             Robots and automation systems                     $    196      $    182
             Conveyors and metal scrap reclamation systems        1,301           620
                                                               --------      --------

                                                                  1,497           802

             General corporate expenses                            (270)         (220)
             Interest expense - Net                                 (59)         (178)
             Other income                                           120           130
                                                               --------      --------
                Income before income taxes and
                    extraordinary item                         $  1,288      $    534
                                                               ========      ========

         Identifiable assets:
             Robots and automation systems                     $     58      $    252
             Conveyors and metal scrap reclamation systems        4,411         3,506
                                                               --------      --------

                                                                  4,469         3,758

             Corporate assets                                       780           858
                                                               --------      --------

                Total assets                                   $  5,249      $  4,616
                                                               ========      ========

                           PRAB, INC. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           OCTOBER 31, 1995 AND 1994


NOTE 10 - BUSINESS SEGMENTS (Continued)

                                                                   (IN THOUSANDS)
                                                               ----------------------

                                                                 1995          1994
                                                               --------      --------
         Depreciation:
             Robots and automation systems                     $      1      $      3
             Conveyors and metal scrap reclamation systems          157           163
                                                               --------      --------

                Total depreciation                             $    158      $    166
                                                               ========      ========

         Capital expenditures:
             Robots and automation systems                     $     --      $     --
             Conveyors and metal scrap reclamation systems          226           106
                                                               --------      --------

                Total capital expenditures                     $    226      $    106
                                                               ========      ========

         Export sales, the majority of which were made in Canada and Europe, were as follows for fiscal years ended October 31: 1995 - $846,957; 1994 - $411,551.

                           PRAB, INC. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           OCTOBER 31, 1995 AND 1994


NOTE 11 - CONTINGENCIES

         The Company is involved in a legal action arising out of its disposal of waste at a local landfill which has been subsequently identified as a "superfund site". A private party has taken responsibility for the remediation of the landfill site and for collection of the remediation costs from several hundred other potentially responsible persons. The private party originally advised the Company that its share of the remediation costs was approximately $280,000. The Company is contesting this claim. A lawsuit has been filed against the Company, which names them as joint and severally liable, with a number of other potential defendants. During the month of November 1993, the private party contacted the Company and revised the amount it is seeking in damages to approximately $162,000. The Company intends to vigorously defend the lawsuit and anticipates that the litigation will extend over several years. At this time, the Company cannot predict the outcome of the litigation or the amount of any award against the Company (which award could be minimal or exceed the amount described above) because of the following factors: (i) the estimates of the total remediation costs for the landfill vary widely (the leading potentially responsible party in this matter has estimated the cleanup cost to be $42,400,000, while the Environmental Protection Agency has established a preliminary estimate of $16,400,000); (ii) the volume of material delivered to the landfill site by the Company and other users of the landfill is in dispute;
         (iii) it is not clear that the materials delivered to the landfill site by the Company contributed to the contamination of the site. For the reasons described above, the Company believes that the extent of the liability estimated by the private party and assigned to the Company is without sufficient basis to warrant such a reserve on the books of the Company.

         In order to reach an agreement, the Company has estimated what it feels is its actual liability related to this matter. Based on this estimate, in November of 1993, the Company offered to settle this disagreement for $25,000 in cash or $35,000 in equipment or services under a payment in-kind arrangement. The Company estimates the net cost of either offer would approximate $25,000 and therefore has recorded this amount as an expense in litigation settlement and in other accrued liabilities.

                           PRAB, INC. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           OCTOBER 31, 1995 AND 1994


NOTE 12 - CASH FLOWS

         Cash paid during the years ended October 31, 1995 and 1994 for interest approximated interest expense. No significant amounts were paid for income taxes during the years ended October 31, 1995 and 1994.

         Significant noncash investing and financing activities are as follows:

             During June 1994, the Company paid to Westinghouse Electric Corporation $100,000 as payment in full on a promissory note dated January 21, 1991 with an outstanding balance of $235,274, recognizing an extraordinary gain on debt extinguishment of $135,274 which is net of $0 in income taxes.

                           PRAB, INC. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           OCTOBER 31, 1995 AND 1994


NOTE 13 - PREFERRED STOCK

         Convertible Preferred Stock

         The convertible preferred stock is entitled to quarterly dividends as follows:

         November 1, 1995 to October 31, 1996     5% per annum     ($.0375 per share)
         November 1, 1996 to October 31, 1997     6% per annum     ($.0450 per share)
         November 1, 1997 to October 31, 1998     7% per annum     ($.0525 per share)
         November 1, 1998 and thereafter          8% per annum     ($.0600 per share)

         The Company has the option to pay the dividend in cash or common stock. The Company's ability to pay cash dividends is subject to Michigan statutes. If a dividend is paid in common stock, the Company would have an obligation to register the stock.

         The Company has the right to redeem the convertible preferred stock at $.75 per share provided all of the non-convertible preferred stock has been redeemed. Upon the Company's offer to redeem the convertible preferred stock, the preferred stockholder has the right to convert these shares to common. Additionally, the holder of the convertible preferred stock has the right to convert all, or any portion, of the convertible preferred stock to common stock on a one to one ratio. After November 1, 1994, the convertible preferred stockholder will have a 60 day period after tender of a Company redemption payment to elect to convert to common stock in lieu of redemption.

         The convertible preferred stockholders are entitled to vote as a class to elect one member of the Board of Directors of the Company.

         The convertible preferred stock has a liquidation priority over common stock, but not over non-convertible preferred stock, of $.75 per share plus any accrued but unpaid dividends.

         Non-convertible Preferred Stock

         The non-convertible preferred stock is entitled to quarterly cash dividends as follows:

         October 30, 1992 to October 31, 1997     7% per annum     ($.035 per share)
         November 1, 1997 to October 31, 1998     8% per annum     ($.040 per share)
         November 1, 1998 and thereafter          9% per annum     ($.045 per share)

                           PRAB, INC. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           OCTOBER 31, 1995 AND 1994


NOTE 13 - PREFERRED STOCK (Continued)

         In the event that a dividend is not paid within thirty days of its due date, the holders of the non-convertible preferred stock have a right to elect two members to the Board of Directors of the Company until such time as two quarterly dividends have been paid timely.

         The Company has the right to redeem the non-convertible preferred stock at $.60 per share plus accrued and unpaid dividends. No preferred stock has been redeemed.


NOTE 14 - OTHER ACCRUED EXPENSES

                                                       OCTOBER 31
                                                  ---------------------

                                                    1995         1994
                                                  --------     --------
         Accrued warranty                         $110,432     $ 68,027
         Accrued royalty                                --       10,000
         Accrued pension and profit sharing         85,961       88,877
         Accrued property tax                        2,505       15,013
         Accrued settlement offer                   25,000       25,000
         Accrued insurance                          22,412           --
         Other accrued expenses                     51,450       42,449
                                                  --------     --------

                            Total                 $297,760     $249,366
                                                  ========     ========

                           PRAB, INC. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           OCTOBER 31, 1995 AND 1994


NOTE 15 - OTHER CURRENT ASSETS

                                                  OCTOBER 31
                                            ---------------------

                                              1995         1994
                                            --------     --------
         Prepaid insurance                  $     --     $152,475
         Deposits                                149           --
         Prepaid workmen's compensation        5,221          521
         Interest receivable                      --          643
         Prepaid advertising                   9,292       22,008
         Other prepaid assets                  5,786        7,615
         State taxes refundable               55,837           --
                                            --------     --------

                      Total                 $ 76,285     $183,262
                                            ========     ========


NOTE 16 - SALE OF UNIMATE DIVISION (NORTH AMERICA)

         During December 1992, the Company entered into an agreement to sell one of its lines of robots, including all equipment, inventory and three year covenant not to compete for $300,000 cash, and a non-interest bearing note of $600,000.

         The note receivable consisted of the following:

                                                           1995          1994
                                                        ---------     ---------
         Note receivable (face amount $600,000),
         collateralized by real estate and the
         personal guarantee of the purchaser
         limited to $100,000                            $      --     $ 171,524

                    Less current portion                       --       171,524
                                                        ---------     ---------

                    Long-term portion                   $      --     $      --
                                                        =========     =========

                               INDEX TO EXHIBITS


EXHIBIT
NUMBER                      Description of Exhibit
-------                     ----------------------

3(i) Second Restated Articles of Incorporation of the Company, as amended, incorporated herein by reference to Exhibit 3(ii) of the Company's Form 8-A/A (Amendment No. 1) dated May 25, 1995.

3(ii) By-Laws of the Company as amended incorporated herein by reference to Exhibit 4 of the Company's Form 8-A/A (Amendment No. 1) dated May 25, 1995.

10a. Deferred Compensation and Salary Continuation Agreement between the Company and Gary A. Herder dated September 13, 1976 incorporated by reference to Exhibit 19b. of the Company's Form 10-K for the fiscal year ended October 31, 1987.

10b. Prab Robots, Inc. 1988 Stock Option Plan incorporated by reference to Exhibit "C" of the Company's Definitive Proxy Statement for the 1988 Annual Meeting.

10c. Registration Rights and Shareholders Agreement, dated October 30, 1992, between the Company and State Treasurer of the State of Michigan, custodian for certain retirement systems incorporated herein by reference to Exhibit 4e of the Company's Form 8-K dated November 13, 1992, as amended by First Amendment to Registration Rights and Shareholders Agreement dated October, 1994 incorporated herein by reference to Exhibit 4c. 2 of the Company's Form 10-KSB for the fiscal year ended October 31, 1994.

21      List of Subsidiaries.

24a.    Power of Attorney for Robert J. Skandalaris

24b.    Power of Attorney for Robert J. Hamman

24c.    Power of Attorney for Eric V. Brown, Sr.

24d.    Power of Attorney for James H. Haas

27      Financial Data Schedule