Form 10QSB
period 1996-01-31
PRAB INC
filed 1996-03-05
CIK 354383

1/10
                    U.S. SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                  FORM 10-QSB
(Mark One)
[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934


     For the Quarterly period ended:  January 31, 1996

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
     EXCHANGE ACT

     For the transition period from ________ to ________

     Commission file number:    0-10187
                             -------------

                                  Prab, Inc.
------------------------------------------------------------------------------
                    (Exact name of small business issuer as
                           specified in its charter)

             Michigan                                         38-1654849
------------------------------------------------------------------------------
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                            Identification No.)


         5944 E. Kilgore Rd, P.O. Box 2121, Kalamazoo, Michigan 49003
------------------------------------------------------------------------------
                   (Address of principal executive offices)
                                  (Zip Code)

                                (616) 382-8200
------------------------------------------------------------------------------
                          (Issuer's telephone number)

------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes __ X __  No _______

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common Stock, par value $.10 per share - 2,647,860 shares outstanding at February 29, 1996.

                                                                          2/10
                        PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

        The following Financial Statements are attached hereto in response to
Item 1:

                     Condensed Consolidated Balance Sheet
                         January 31, 1996 (Unaudited)
                               October 31, 1995

                      Consolidated Statement of Earnings
                      Three months ended January 31, 1996
                             and 1995 (Unaudited)

                Condensed Consolidated Statement of Cash Flows
                      Three months ended January 31, 1996
                             and 1995 (Unaudited)

             Notes to Condensed Consolidated Financial Statements

Item 2. Management's Discussion and Analysis or Plan of Operation

        Material Changes in Financial Condition. Cash decrease resulted primarily from inventory purchases, prepaid general insurance, and payment of fiscal year 1995 accrued bonus. Inventory increased to meet the higher sales level scheduled to ship in the second quarter. Other current assets increased primarily from prepaid general insurance.

        Accounts and note payable increase resulted from increased inventory purchases, operating costs, and extending payments on payables in lieu of borrowing on the line of credit. The majority of the decrease in other current liabilities resulted from lower accrued payroll, bonus, and commissions.

        The Company continues to negotiate with the State of Michigan regarding the repurchase of certain outstanding common stock, convertible preferred stock and non-convertible preferred stock of the Company, which stock is currently owned by the State of Michigan Retirement Systems. The Company cannot predict the outcome of such negotiations. Refer to Item 6 of the Company's 10-KSB for the fiscal year ended October 31, 1995 for additional information.

        Material Changes in Results of Operation. Sales in the first quarter of 1996 were 22% higher than the first quarter of 1995. Higher sales are the result of higher backlog going into the first quarter combined with increased marketing activity.

                                                                          3/10

        Costs of products sold were 66% in the first quarter 1996 compared to 61% a year ago resulting primarily from installation cost overruns on a major job combined with overall increased costs of material. Selling, general and administrative expenses were 30% in the first quarter of 1996 and 1995.

        Elimination of interest expense resulted from paying off all debt due the State of Michigan in the fourth quarter of 1995.



                          PART II - OTHER INFORMATION

Item 1. Legal Proceedings

        In December, 1992, litigation was commenced against the Company in the United States District Court for the Western District of Michigan entitled Charter Township of Oshtemo, City of Kalamazoo, Kalamazoo County, and the Upjohn Company v. American Cyanamid Company et al. The Company is one of 38 defendants in this action. The litigation arises out of the Company's disposal of waste at a local landfill which has been subsequently identified as a "superfund site". The information set forth in Item 3 of the Company's Form 10-KSB for the fiscal year ended October 31, 1995 is hereby incorporated by reference. The private party responsible for remediation has once again revised the amount it is seeking in damages to approximately $166,000.

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

                                                                          4/10






                            SIGNATURES

Pursuant to the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     PRAB, INC.


Date:   March 1, 1996                By:  /s/ John J. Wallace
                                          ---------------------
                                          John J. Wallace
                                    Its:  Chairman of the Board



Date:   March 1, 1996                By:  /s/ Robert W. Klinge
                                          ---------------------
                                          Robert W. Klinge
                                    Its:  Controller

                                                                          5/10






                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549





                        Quarterly Report on Form 10-QSB
                    For the Quarter Ended January 31, 1996






                             --------------------
                             Financial Statements
                             --------------------







                                  PRAB, INC.

                           (A Michigan Corporation)

                             5944 E. Kilgore Road
                                 P.O. Box 2121
                           Kalamazoo, Michigan 49003


                                                                          6/10

                                  PRAB, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEET

                                           January 31,    October 31,
                                              1996           1995
                                           -----------    -----------
                                           Unaudited         (Note)
ASSETS
  Current assets:
    Cash                                   $   39,964      $  323,297
    Accounts Receivable                     2,388,246       2,373,362
    Inventories (Note 2)                    1,395,924       1,134,356
    Other current assets                      232,059          76,285
    Deferred income taxes                     364,500         362,190
                                           ----------      ----------

      Total current assets                  4,420,693       4,269,490
                                           ----------      ----------

  Property, plant and equipment
    (net of accumulated depreciation
    of $3,074,184 and $3,053,409
    respectively)                             961,174         961,299
                                           ----------      ----------

  Other assets                                 17,930          17,961
                                           ----------      ----------

      Total assets                         $5,399,797      $5,248,750
                                           ==========      ==========

LIABILITIES AND STOCKHOLDERS' EQUITY:
  Current Liabilities:
    Accounts and note payable              $1,301,272      $  980,067
    Other current liabilities                 765,324       1,069,225
                                           ----------      ----------

      Total current liabilities             2,066,596       2,049,292
                                           ----------      ----------

  Other non-current liabilities                14,137          13,883
                                           ----------      ----------

  Stockholder's equity:
    Convertible preferred stock             1,500,000       1,500,000
    Non-convertible preferred stock           300,000         300,000
    Common stock                              264,786         264,786
    Additional paid-in capital              1,120,789       1,120,789
     (net of deficit of $4,228,988
      eliminated October 31, 1995)
    Retained Earnings (Note 5)                133,489            --
                                           ----------      ----------

      Total stockholders' equity            3,319,064       3,185,575
                                           ----------      ----------

      Total liabilities and stock-
           holders' equity                 $5,399,797      $5,248,750
                                           ==========      ==========

Note: The balance sheet at October 31, 1995, has been taken from the audited financial statements at that date and condensed.


                                                                          7/10
                                  PRAB, INC.

                      CONSOLIDATED STATEMENT OF EARNINGS
                                  (Unaudited)

                                            Three Months Ended
                                                 January 31
                                         --------------------------
                                             1996           1995
                                             ----           ----
Net Sales                                $ 3,423,441    $ 2,801,348
                                         -----------    -----------

Costs and expenses:
  Cost of products sold                    2,245,415      1,695,637
  Selling, general and
    administrative expenses                1,036,026        833,838
                                         -----------    -----------
                                           3,281,441      2,529,475
                                         -----------    -----------
    Operating income                         142,000        271,873
                                         -----------    -----------

 Other income (deductions):
   Interest expense                              475        (48,146)
   Non-competition agreement                  14,989         29,978
   Sale of property, plant and
     equipment                                    25             25
                                         -----------    -----------
                                              15,489        (18,143)
                                         -----------    -----------

 Income before income taxes                  157,489        253,730

 Provision for income taxes                     --             --
                                         -----------    -----------


  Net income                             $   157,489    $   253,730
                                         ===========    ===========

 Earnings Per Common Share: (Note 4)

 Primary                                 $       .03    $       .05
                                         ===========    ===========


                                                                          8/10
                                  PRAB, INC.

                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                                  (Unaudited)
                                              Three months ended
                                                  January 31
                                            ----------------------
                                                1996        1995
                                                ----        ----
Net cash provided by (used in)
  operating activities                      $(217,858)   $ 261,248
                                            ---------    ---------
Cash flows from investing activities:
  Acquisition of property,
    plant and equipment                       (41,500)     (24,503)
  Proceeds from notes receivable                    0       41,450
  Sale of property, plant and equipment            25           25
                                            ---------    ---------
  Net cash provided by (used in)
    investing activities:                     (41,475)      16,972
                                            ---------    ---------
Cash flows from financing activities:
  Payment on long-term debt and
    current maturities                              0     (278,894)
  Dividend payments                           (24,000)      (5,250)
                                            ---------    ---------
Net cash provided by (used in)
  financing activities                        (24,000)    (284,144)
                                            ---------    ---------
Net increase (decrease) in cash             $(283,333)   $  (5,924)
                                            =========    =========

                                                                          9/10
                                  PRAB, INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

     The condensed consolidated balance sheet at January 31, 1996, the consolidated statement of earnings and the condensed consolidated statement of cash flows for the three-month periods ended January 31, 1996 and 1995, have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows at January 31, 1996, and for all periods presented have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's October 31, 1995, annual report to stockholders. The results of operations for the period ended January 31, 1996, is not necessarily indicative of the operating results for the full year.

2.   INVENTORIES:

                Inventories consist of the following:

                                          January         October
                                         31, 1996        31, 1995
                                         --------        --------
Raw materials                           $1,061,991      $  892,152
Work in process                            220,074         141,413
Finished goods and display units           113,859         100,791
                                        ----------      ----------
Total inventories                       $1,395,924      $1,134,356
                                        ==========      ==========


3.   UNUSED LINE OF CREDIT:

     The current agreement allows maximum financing of $500,000. All of the Company's assets provide security for the borrowings. As of January 31, 1996 there were no borrowings on the line of credit.

                                                                         10/10

                                  PRAB, INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

4.   EARNINGS PER COMMON SHARE:

     Primary share amounts are computed based on weighted average number of shares actually outstanding plus the dilutive shares that would be outstanding assuming conversion of the convertible preferred stock and exercise of dilutive stock options, all of which are considered to be common stock equivalents. The number of shares that would be issued from the exercise of stock options has been reduced by the number of shares that could have been purchased from the proceeds at the average market price of the company's stock. Net income has been adjusted for dividends on the convertible and non-convertible preferred stock.

     Fully diluted earnings per common share amounts are not presented for January 31, 1996 and 1995 because of immaterial difference from primary earnings per share in 1996 and 1995.

     Following is a reconciliation of the weighted average number of shares actually outstanding with the number of shares used in the computations of primary earnings per common share.

                                      Three Months Ended
                                          January 31,
                                      ------------------
                                       1996        1995
                                       ----        ----
Primary:
  Weighted average number of
    shares actually outstanding     2,647,860   2,602,860
  Convertible preferred stock       2,000,000   2,000,000
  Stock options                        96,687      90,537
                                    ---------   ---------
                                    4,744,547   4,693,397
                                    =========   =========


5.   ELIMINATION OF DEFICIT IN RETAINED EARNINGS

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