Form 10QSB
period 1996-04-30
PRAB INC
filed 1996-06-04
CIK 354383

U.S. SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                  FORM 10-QSB
(Mark One)
/X/            QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934


               For the Quarterly period ended:  April 30, 1996
                                                --------------

/ /            TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
               EXCHANGE ACT

               For the transition period from ________ to _______

               Commission file number:  0-10187
                                        -------

                                  Prab, Inc.
- ------------------------------------------------------------------------------
                    (Exact name of small business issuer as
                           specified in its charter)

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

Check whether the issuer (1) filed all reports required to be filed by Section13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. Yes__X__ No____

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common Stock, par value $.10 per share - 2,647,860 shares outstanding at May 31, 1996.

                        PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

     The following Financial Statements are attached hereto in response to
Item 1:

                     Condensed Consolidated Balance Sheet
                          April 30, 1996 (Unaudited)
                               October 31, 1995

                      Consolidated Statement of Earnings
                       Three months ended April 30, 1996
                             and 1995 (Unaudited)

                        Six months ended April 30, 1996
                             and 1995 (Unaudited)

                       Condensed Consolidated Statement
                           of Cash Flows (Unaudited)
                        Six months ended April 30, 1996
                             and 1995 (Unaudited)

                        Notes to Condensed Consolidated
                             Financial Statements

Item 2. Management's Discussion and Analysis or Plan of Operation

        Material changes in Financial Condition. Accounts receivable increase results primarily from several customers withholding payment until the installed equipment operates to their satisfaction. Inventory increase resulted primarily from increased work in process. Other current assets increased primarily from prepaid insurance.

        Accounts and note payable increase resulted from increased inventory purchases and operating costs.

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

        Material Changes in Results of Operation. Sales in the first half of 1996 were 19% higher than the first half of 1995. Higher sales are the result of a continuing strong domestic economy combined with increased marketing activity and a high backlog of orders at the beginning of fiscal 1996.

        Costs of products sold were 65% in the first half of 1996 compared to 60% a year ago. The higher costs of sales percent resulted primarily from installation cost overruns on a major job, higher warranty expense, and increased material costs. Selling, general and administrative expenses were 30% in the first six months of 1996 compared to 31% in the same period a year ago.

        Elimination of interest expense resulted from paying off all debt due the State of Michigan in the fourth quarter of 1995.

        Non-competition agreement income results from normal amortization over the life of the agreement which ended in December 1995.

        The order backlog of $3,595,000 at the end of the second quarter ended April 30, 1996 compares with $3,366,000 at the end of the previous quarter ended January 31, 1996 and $3,005,000 at the end of the second quarter a year ago.

                          PART II - OTHER INFORMATION

Item 1. Legal Proceedings

        In December, 1992, litigation was commenced against the Company in the United States District Court for the Western District of Michigan entitled Charter Township of Oshtemo, City of Kalamazoo, Kalamazoo County, and The Upjohn Company v. American Cyanamid Company et al. The Company is one of 38 defendants in this action. The litigation arises out of the Company's disposal of waste at a local landfill which has been subsequently identified as a "superfund site". The information set forth in Item 3 of the Company's Form 10-KSB for the fiscal year ended October 31, 1995 is hereby incorporated by reference. The private party responsible for remediation has revised the amount it is seeking in damages to approximately $166,000.

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

                                     PRAB, INC.


Date:   June 3, 1996                 By:    /S/ John J. Wallace
                                            ---------------------
                                            John J. Wallace
                                     Its:   Chairman of the Board



Date:   June 3, 1996                 By:    /S/ Robert W. Klinge
                                            ---------------------
                                            Robert W. Klinge
                                     Its:   Controller

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549




                        Quarterly Report on Form 10-QSB
                     For the Quarter Ended April 30, 1996




                             Financial Statements






                                  PRAB, INC.

                           (A Michigan Corporation)

                             5944 E. Kilgore Road
                                 P.O. Box 2121
                           Kalamazoo, Michigan 49003

                              PRAB, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEET

                                          April 30,    October 31,
                                           1996           1995
                                         ----------    -----------
                                         Unaudited       (Note)

ASSETS
Current assets:
  Cash                                  $  305,207     $  323,297
  Accounts Receivable                    2,604,798      2,373,362
  Inventories (Note 2)                   1,276,345      1,134,356
  Other current assets                     184,301         76,285
  Deferred income taxes                    364,591        362,190
                                        ----------     ----------

      Total current assets               4,735,242      4,269,490
                                        ----------     ----------

  Property, plant and equipment
    (net of accumulated depreciation
    of $3,114,766 and $3,053,409
    respectively)                          938,078        961,299
                                        ----------     ----------

  Other assets                              17,901         17,961
                                        ----------     ----------

      Total assets                      $5,691,221     $5,248,750
                                        ==========     ==========

LIABILITIES AND STOCKHOLDERS' EQUITY:
  Current Liabilities:
    Accounts and note payable           $1,132,985     $  980,067
    Other current liabilities            1,030,414      1,069,225
                                        ----------     ----------

      Total current liabilities          2,163,399      2,049,292
                                        ----------     ----------

  Other non-current liabilities             14,391         13,883
                                        ----------     ----------

  Stockholders' equity:
    Convertible preferred stock          1,500,000      1,500,000
    Non-convertible preferred stock        300,000        300,000
    Common stock                           264,786        264,786
    Additional paid-in capital           1,120,789      1,120,789
        (net of deficit of $4,228,988
        eliminated October 31, 1995)
    Retained Earnings (Note 5)             327,856             --
                                        ----------     ----------

      Total stockholders' equity         3,513,431      3,185,575
                                        ----------     ----------

      Total liabilities and stock-
           holders' equity              $5,691,221     $5,248,750
                                        ==========     ==========

Note: The balance sheet at October 31, 1995, has been taken from the audited financial statements at that date and condensed.

                                  PRAB, INC.

                      CONSOLIDATED STATEMENT OF EARNINGS
                                  (Unaudited)

                                    Three months ended               Six months ended
                                        April 30,                        April 30,
                                 -----------------------         -----------------------
                                 1996             1995              1996       1995
                                 ----             ----              ----        ----

Net Sales                        $3,686,315   $3,157,563         $7,109,756   $5,958,911
                                 ----------   ----------         ----------   ----------

Costs and expenses:
  Cost of products sold          2,385,996     1,894,249          4,631,411    3,589,886
  Selling, general and
    administrative expenses      1,082,165       984,229          2,118,191    1,818,067
                                ----------    ----------         ----------   ----------
                                 3,468,161     2,878,478          6,749,602    5,407,953
                                ----------    ----------         ----------   ----------

    Operating Income               218,154       279,085            360,154      550,958
                                ----------    ----------         ----------   ----------

Other income (deductions) :
  Interest expense                     435       (27,565)               910      (75,711)
  Non-Competition Agreement             --        29,978             14,989       59,956
  Sale of property, plant,
     and equipment                    (222)        1,369               (197)       1,394
                                ----------    ----------         ----------   ----------
                                       213        3,782              15,702      (14,361)
                                ----------    ----------         ----------   ----------
Income before income taxes         218,367       282,867            375,856      536,597

Provision for income taxes              --            --                 --           --
                                ----------    ----------         ----------   ----------

Net income                      $  218,367    $  282,867         $  375,856   $  536,597
                                ==========    ==========         ==========   ==========

Net Income per share: (Note 4)

     Primary                    $     0.04   $     0.06          $     0.07   $     0.11
                                ==========   ==========          ==========   ==========

                                  PRAB, INC.

                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Unaudited)
                                                   Six Months Ended
                                                       April 30
                                                -----------------------
                                                   1996          1995
                                                   ----          ----
Net cash provided by (used in)
  operating activities                          $  95,282      $ 398,199
                                                ---------      ---------

Cash flows from investing activities:
  Acquisition of property,
    plant and equipment                           (65,418)       (71,614)
  Proceeds from note receivable                         0         83,840
  Proceeds from sale of equipment                      46          1,394
                                                ----------     ---------

  Net cash provided by (used in)
  investing activities:                           (65,372)        13,620
                                                ----------     ---------

Cash flows from financing activities:
  Payment on long-term debt and
    current maturities                                  0       (363,263)
  Dividend Payments                             $ (48,000)       (10,500)
                                                ----------     ---------

Net cash provided by (used in)
  financing activities                            (48,000)      (373,763)
                                                ----------     ---------

Net increase (decrease) in cash                 $ (18,090)     $  38,056
                                                =========      =========

                                  PRAB, INC.


             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

     The condensed consolidated balance sheet at April 30, 1996, the consolidated statement of earnings and the condensed consolidated statement of cash flows for the three-month and six month periods ended April 30, 1996 and 1995, have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows at April 30, 1996, and for all periods presented have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's October 31, 1995, annual report to stockholders. The results of operations for the period ended April 30, 1996, is not necessarily indicative of the operating results for the full year.

2.  INVENTORIES:

      Inventories consist of the following:

                                   April  30,      October 31,
                                      1996            1995
                                  -----------      -----------
      Raw materials               $   889,733      $  892,152
      Work in process                 272,753         141,413
      Finished goods and
         display units                113,859         100,791
                                  -----------      ----------
      Total inventories           $ 1,276,345      $1,134,356
                                  ===========      ==========


3.  UNUSED LINE OF CREDIT:

     The current agreement allows maximum financing of $500,000. All of the Company's assets provide security for the borrowings. As of April 30, 1996 there were no borrowings on the line of credit.

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

     Fully diluted earnings per common share amounts are not presented for April 30, 1996 and 1995 because of immaterial difference from primary earnings per share in both periods.

     Following is a reconciliation of the weighted average number of shares actually outstanding with the number of shares used in the computations of primary earnings per common share.

                                Three Months Ended        Six Months Ended
                                    April 30                  April 30
                              --------------------      --------------------
                                 1996       1995          1996        1995
                                 ---        ----          ----        ----
Primary:
  Weighted average number
     of shares actually
    outstanding                2,647,860  2,602,860     2,647,860  2,602,860
  Convertible preferred
    stock                      2,000,000  2,000,000     2,000,000  2,000,000
  Stock options                   62,498    135,912        66,893    133,504
                               ---------  ---------     ---------  ---------
                               4,710,358  4,738,772     4,714,753  4,736,364
                               =========  =========     =========  =========

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