Form 10QSB
period 1996-07-31
PRAB INC
filed 1996-09-06
CIK 354383

                    U.S. SECURITIES AND EXCHANGE COMMISSION




                            WASHINGTON, D.C. 20549

                                  FORM 10-QSB
(Mark One)
[X]                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the Quarterly period ended: July 31, 1996
                                                     -------------

[ ]                  TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE
                     EXCHANGE ACT

                      For the transition period from_________ to_________.

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrants was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes_X_ No___

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common Stock, par value $.10 per share - 2,647,860 shares outstanding at August 31, 1996.

                        PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

     The following Financial Statements are attached hereto in response to
Item 1:

                      Condensed Consolidated Balance Sheet
                        July 31, 1996 (Unaudited)
                           October 31, 1995

                      Consolidated Statement of Earnings
                        Three months ended July 31, 1996
                           and 1995 (Unaudited)

                      Nine months ended July 31, 1996
                        and 1995 (Unaudited)

                      Condensed Consolidated Statement
                               of Cash Flows
                      Nine months ended July 31, 1996
                           and 1995 (Unaudited)

                      Notes to Condensed Consolidated
                           Financial Statements

Item 2.   Management's Discussion and Analysis or Plan of Operation

     Material Changes in Financial Condition. Cash increased as a result of higher customer deposits. Accounts receivable increased primarily from the high shipments in July.

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

Material changes in Results of Operation. Sales in the first nine months of 1996 were 16% higher than the first nine months of 1995. Higher sales are the result of a continuing strong domestic economy combined with increased marketing activity and a high backlog of orders at the beginning of fiscal 1996.
        Costs of products sold were 62% in the first nine months of 1996 compared to 61% a year ago. The higher costs of sales percent resulted primarily from installation cost overruns on a major job, higher warranty expense, and increased material costs. Selling, general and administrative expenses were 30% in the first nine months of 1996 compared to 30% in the same period a year ago.

        Elimination of interest expense resulted from paying off all debt due to the State of Michigan in the fourth quarter of 1995.

     Non-competition agreement income results from normal amortization over the life of the agreement which ended in December 1995.

     Litigation settlement expense resulted from increasing the liability reserve to equal the tentative settlement amount, refer to Part II, Item I. Legal Proceedings, in this report.

        Trends. Bookings of $11,795,000 for the first nine months of 1996 are up 2% compared to the same period a year ago. Business activity going into the fourth quarter remains strong.

        The order backlog of $3,738,000 at the end of the third quarter ended July 31, 1996 compares with $3,595,000 at the end of the previous quarter ended April 30, 1996 and $4,147,000 at the end of the third quarter a year ago.

                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

        In July, 1996, the Company reached a tentative agreement on the entitled litigation "Charter Township of Oshtemo, City of Kalamazoo, Kalamazoo County, and the Upjohn Company V. American Cyanamid Company et al." The agreement will require the Company to pay $88,767 to the Upjohn Company. This tentative agreement required the Company to increase the previously recorded liability of $25,000 by $63,767 in July.

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

                            PRAB, INC.

Date:   September 6, 1996            By:    /S/ John J. Wallace
                                          ---------------------
                                            John J. Wallace
                                     Its:    Chairman of the Board


Date:   September 6, 1996            By:    /S/ Robert W. Klinge
                                          ----------------------
                                            Robert W. Klinge
                                     Its:    Controller

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549



                        Quarterly Report on Form 10-QSB
                      For the Quarter Ended July 31, 1996




                             Financial Statements





                                  PRAB, INC.

                           (A Michigan Corporation)

                             5944 E. Kilgore Road
                                 P.O. Box 2121
                           Kalamazoo, Michigan 49003

                                                                  Page 6 of 11



                                  PRAB, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEET

                                             July 31,      October 31,
                                             1996             1995
                                          (Unaudited)        (Note)
                                          -----------      -----------
   ASSETS
    Current Assets:
      Cash                               $  533,538       $  323,297
      Accounts Receivable                 2,845,412        2,373,362
      Inventories (Note 2)                1,218,410        1,134,356
      Other current assets                  127,542           76,285
      Deferred income taxes                 369,270          362,190
                                          ----------        ---------

         Total current assets              5,094,172        4,269,490
                                          ----------       ----------

     Property, plant and equipment
       (net of accumulated depreciation
       of $3,141,038 and $3,053,409
       respectively)                         940,088          961,299
                                          ----------       ----------

     Other assets                             17,869           17,961
                                          ----------       ----------

       Total assets                       $6,052,129       $5,248,750
                                          ==========       ==========

   LIABILITIES AND STOCKHOLDERS' EQUITY:
     Current Liabilities:
     Accounts and note payable            $  934,788       $  980,067
     Other current liabilities             1,175,553        1,069,225
                                          ----------       ----------

       Total current liabilities           2,110,341        2,049,292
                                          ----------       ----------

    Other non-current liabilities             14,645           13,883
                                          ----------       ----------

    Stockholder's equity:
      Convertible preferred stock          1,500,000        1,500,000
      Non-convertible preferred stock        300,000          300,000
      Common stock                           264,786          264,786
      Additional paid-in capital           1,120,789        1,120,789
        (net of deficit of $4,228,988
        eliminated October 31, 1995)
      Retained Earnings                      741,568              - -
                                          ----------       ----------

        Total stockholders' equity         3,927,143        3,185,575

        Total liabilities and stock-
          holders' equity                 $6,052,129       $5,248,750
                                          ==========       ==========

Note: The balance sheet at October 31, 1995, has been taken from the audited financial statements at that date and condensed.




                                  PRAB, INC.

                      CONSOLIDATED STATEMENT OF EARNINGS
                                  (Unaudited)

                                Three months ended        Nine months ended
                                    July 31,                   July 31,
                                ------------------        -----------------
                                1996         1995         1996         1995
                                ----         ----         ----         ----

Net Sales                    $ 4,075,242  $ 3,718,123  $11,184,998  $9,677,034
                             -----------  -----------  -----------  ----------
Cost and expenses:
  Cost of products sold        2,326,220    2,319,604    6,957,631   5,909,490
  Selling, general and
    administrative expenses    1,251,583    1,053,733    3,369,774   2,871,793
                             -----------  -----------  -----------  ----------
                               3,577,803    3,373,337   10,327,405   8,781,283
                             -----------  -----------  -----------  ----------
    Operating Income             497,439      344,786      857,593     895,751
                             -----------  -----------  -----------  ----------
Other income (deductions):
  Interest expense                 3,990      (23,393)       4,900     (99,104)
  Non-Competition Agreement          - -       29,978       14,989      89,934
  Litigation Settlement          (63,767)         - -      (63,767)        - -
  Sale of property, plant,
    and equipment                     50          227         (147)      1,614
                             -----------  -----------  -----------  ----------
                                 (59,727)       6,812      (44,025)     (7,556)
                             -----------  -----------  -----------  ----------
Income before income taxes       437,712      351,598      813,568     888,195

Provision for income taxes           - -          - -          - -         - -
                             -----------  -----------  -----------  ----------

Net Income                   $   437,712  $   351,598  $   813,568  $  888,195
                             ===========  ===========  ===========  ==========

Net Income per share:(Note 4)

  Primary                    $      0.09  $      0.07  $      0.16  $     0.18
                             ===========  ===========  ===========  ==========


                                                                  Page 8 of 11






                                  PRAB, INC.

                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Unaudited)

                                                   Nine Months Ended
                                                      July 31,
                                                   -----------------
                                                    1996           1995
                                                    ----           ----
Net cash provided by (used in)
  operating activities                          $   391,670     $  941,174
                                                -----------     ----------
Cash flows from investing activities:
  Acquisition of property,
    plant and equipment                            (109,525)      (145,013)
  Proceeds from note receivable                           0        112,633
  Proceeds from sale of equipment                        96          1,614
                                                -----------     ----------
  Net cash provided by (used in)
    investing activities:                          (109,429)       (30,766)
                                                -----------     ----------
Cash flows from financing activities:
  Payment on long-term debt and
    current maturities                                    0       (549,741)
  Proceeds from sale of common stock                      0          8,555
  Dividend payments                                 (72,000)       (15,750)
                                                -----------     ----------
Net cash provided by (used in)
  financing activities                              (72,000)      (556,936)
                                                -----------     ----------
Net increase (Decrease) in cash                 $   210,241     $  353,472
                                                ===========     ==========


                                  PRAB, INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

    The condensed consolidated balance sheet at July 31, 1996, the consolidated statement of earnings and the condensed consolidated statement of cash flows for the three-month and nine month periods ended July 31, 1996 and 1995, have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows at July 31, 1996, and for all periods presented have been made.

    Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's October 31, 1995, annual report to stockholders. The results of operations for the period ended July 31, 1996, is not necessarily indicative of the operating results for the full year.

2.  INVENTORIES:

     Inventories consist of the following:

                                      July               October
                                    31, 1996             31,  1995
                                  ----------           -----------

      Raw materials               $  875,178           $   892,152
      Work in process                208,836               141,413
      Finished goods and display
        units                        134,396               100,791
                                   ---------           -----------

      Total inventories           $1,218,410           $ 1,134,356
                                   =========           ===========


3.   UNUSED LINE OF CREDIT:

     The current agreement allows maximum financing of $500,000. All of the Company's assets provide security for the borrowings. As of July 31, 1996 there were no borrowings on the line of credit.

                                  PRAB, INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

4.   NET INCOME PER SHARE

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

     Fully diluted net income per share amounts are not presented for 1996 and 1995 because of being identical with primary net income per share.

     Following is a reconciliation of the weighted average number of shares actually outstanding with the number of shares used in the computations of primary net income per share.

                                    Three Months Ended       Nine Months Ended
                                          July 31,                July 31,
                                   --------------------    --------------------
                                      1996       1995         1996       1995
                                      ----       ----         ----      ------
Primary:
  Weighted average number of
    shares actually outstanding    2,647,860  2,612,643    2,647,860  2,606,102
  Convertible preferred stock      2,000,000  2,000,000    2,000,000  2,000,000
  Stock options                       75,635    125,591       62,821    119,834
                                   ---------  ---------    ---------  ---------

                                   4,723,495  4,738,234    4,710,681  4,725,936
                                   =========  =========    =========  =========
