Form 10KSB
period 1996-10-31
PRAB INC
filed 1997-01-29
CIK 354383

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                    ------

                                 FORM 10-KSB
             [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended October 31, 1996

               [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the transition period from_____ to_____

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

        Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes_X_ No ______

        Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.[ ]

        The issuer's revenues for its most recent fiscal year were:
$15,389,060.

        The aggregate market value of Common Stock held by persons not "affiliated" with the issuer, based on the average bid and ask price of the Common Stock as of December 31, 1996, was $1,720,236. For purposes of this computation, all executive officers, directors and 5% shareholders of the Company have been assumed to be affiliates. Certain of such persons may disclaim that they are affiliates of the Company.

        As of December 31, 1996, the registrant had outstanding 1,757,339 shares of Common Stock, $.10 Par Value.

                     DOCUMENTS INCORPORATED BY REFERENCE

                                            Parts of Form 10-KSB Into Which
Identity of Document                            Document is Incorporated
--------------------                        -------------------------------

Definitive Proxy Statement with
Part III respect to the 1997 Annual
Meeting of Shareholders of the Company.

Transitional Small Business Disclosure Format:

Yes [   ]             No [ X ]

                                    PART I

Item 1. Business

General

        The Company is a Michigan corporation organized in 1961. The Company's operations consist of two separate business segments: (1) the "Conveyor Segment" designs and manufactures conveyors, metal scrap reclamation systems and bulk material handling equipment; and (2) the "Robot Segment" sells parts for Prab robots. The Company sells its products worldwide through a network of factory sales engineers, manufacturers' agents, and distributors. These products are used in a variety of manufacturing processes to reduce labor costs, increase productivity, improve quality and save materials and energy resources. The market for the Company's hydraulic robot parts has been shrinking as robot users convert to electrical robots and Management believes that this trend will continue. The Company is focusing its efforts on its original core Conveyor Segment business. See Note 10 of Notes to Financial Statements under Item 7 for certain financial information regarding the Company's two business segments.

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

        The Company also designs and manufactures, to meet customer specifications, for prices ranging from $3,000 to $100,000, stand-alone conveyors for transporting aluminum, brass, cast iron and steel scrap. These conveyors, include HarpoonTM, drag, tubular, oscillating, screw, hinged steel belt, magnetic, and pneumatic models.

        The Company also sells conveyors under the trade name of HapmanTM, which are used primarily to transport bulk materials, such as powders and chemicals.

        These tubular, flexible screw (HelixTM) and pneumatic conveyors (also known as "bulk material handling equipment") are used in the chemical, pharmaceutical, food, plastics and other process industries and sell in the price range of $2,000 to $100,000.

Overview of Robot Segment

        Prior to 1993, the Company manufactured and remanufactured a wide range of hydraulically driven robots. The Company completed its withdrawal from the UnimateTM robot business in the first quarter of fiscal year 1993. The Company continues to sell parts for the Prab robot line only, but will no longer manufacture a Prab robot.

        In the future, the Company intends to focus its Robot Segment business on selling existing inventory and supplying parts for its installed base of robots sold under the Prab Robot name. The Company expects that its Robot Segment business will not be significant in the future and will disappear in the next few years.

Sales

        The Company's businesses are not seasonal; however, fluctuations in sales are common due to large system orders, which is typical of the capital equipment industry. Foreign sales and license fees accounted for 6%, 6%, and 4% of the Company's net sales for fiscal years 1996, 1995 and 1994, respectively. See Note 10 of Notes to Financial Statements under Item 7. The Company's sales are not dependent on one or a few major customers.

Backlog

        The Company's backlog of orders as of October 31, 1996 and October 31, 1995 is set forth below. The Company believes all backlog orders outstanding as of October 31, 1996 will be filled within one year.



                                                                  Increase
                                     As of           As of        (Decrease)
                                 October 31,     October 31,      From 1995
                                     1996            1995          to 1996
                                 ----------      ----------       ---------
Conveyor Segment                 $3,156,000      $3,117,000            1%

Robot Segment                    $   88,000      $   35,000          251%
                                 ----------      ----------
Totals                           $3,244,000      $3,152,000            3%
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

        Warranty expense for the past three years has been approximately $234,000, $357,000, and $497,000 for 1994, 1995 and 1996, respectively.

        None of the Company's principal products require government approval and compliance with governmental regulations is not a significant factor in the Company's businesses. Except for the landfill matter described in Item 3 below, the costs and effects of compliance with environmental laws is not a significant factor in the Company's businesses.

Patents and Trademarks

        The Company owns numerous domestic and foreign patents and has developed technology and special skills relating to metal scrap reclamation systems, conveyors, and bulk material handling equipment. While the aggregate protection afforded by these patents is of value, the Company does not consider that the successful conduct of any material part of its businesses is dependent upon such protection. The Company holds registered trademarks for the names "Prab", "Hapman", "Harpoon", and "Helix".

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

Employees

        As of December 31, 1996, the Company employed 94 persons, 92 of which persons were employed on a full-time basis. 44 of the employees are covered by a collective bargaining agreement with the United Steelworkers of America, AFL-CIO-CLC. The three-year contract with the Union expires on October 31, 1998.

Item 2.  Properties

        All of the Company's offices and manufacturing facilities are located in Kalamazoo, Michigan, in a 72,000 square foot building.

        The Company's facility has been used for conveyor manufacturing since the early 1960's and robot manufacturing since 1969. The facility's office space is more than adequate for the Company's present level of business, and the manufacturing capacity is under-utilized with a full first shift operation and a small second shift operation. The facility is in good operating condition. The Company's bank holds a mortgage on the facility to secure payment of the Company's obligations to it.

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

     A private party has taken responsibility for the remediation of the landfill site and for collection of the remediation costs from several hundred other potentially responsible persons. In July, 1992, the Plaintiffs in this litigation and over 200 potentially responsible persons entered into a consent decree (which was subsequently approved by the federal district court), pursuant to which such potentially responsible parties contributed various amounts for the remediation of the landfill site in exchange for a release from further liability. The Company and the other defendants in this litigation chose not to enter into the consent decree, and the purpose of this litigation is to recover remediation costs for the landfill from such defendants. The Complaint filed in this matter requests that the Company and other defendants be found jointly and severally liable for all remediation costs. If the Company had entered into the consent decree, it would have been required to pay approximately $280,000. During November of 1993, the private party revised the amount it is seeking in damages to approximately $162,000. In 1996, the Company settled this litigation by payment of $88,767 to the private party. The company has recorded as of October 31, 1996 $88,767 as an expense from litigation settlement and in other accrued liabilities.

        The Company is subject to other claims and lawsuits arising in the ordinary course of business. In the opinion of management, all such pending claims are either adequately covered by insurance or, if not insured, will not have a material adverse effect on the Company.

Item 4.        Submission of Matters to a Vote of Security Holders

        No matter was submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders.

                                   PART II

Item 5.         Market for Common Equity and Related Stockholder Matters

        The following table sets forth the range of high and low bid information for the Company's two most recent fiscal years:

                                            1996
                         ----------------------------------------------

                         First       Second     Third       Fourth
                         Quarter     Quarter    Quarter     Quarter
                         -------     -------    -------     -------
Stock Price(bid)
           High          1 3/4       1  3/4     1 5/8       1 3/4
           Low           1 1/4       1 5/16     1 3/8       1 3/8



                                            1995
                         ----------------------------------------------

                         First       Second     Third       Fourth
                         Quarter     Quarter    Quarter     Quarter
                         -------     -------    -------     -------
Stock Price(bid)
           High          1 1/2       2 1/4      1 7/8       1 3/4
           Low             3/4       1          1           1


        The Common Stock is reported in the "Pink Sheets" and is regularly quoted by NASDAQ on its "over the counter bulletin board." The above bid prices are quotations reflecting inter-dealer prices, without retail markup, markdown or commissions, and may not necessarily represent actual transactions. At December 31, 1996, there were approximately 1,132 record holders of the Company's common stock.

        The Company has paid no dividends on its Common Stock. The Board of Directors does not intend to pay cash dividends in the foreseeable future. The payment of dividends in the future will be dependent upon the financial condition, capital requirements, earnings of the Company and such other factors as the Board of Directors may deem relevant.

        On Ocober 31, 1996, the Company sold 123,249 shares of the common stock of the Company at a price of $.01 per share to nine individuals in a private offering under exemptions provided by section 4(2) of the 1933 Securities Act and Rule 504 of the Securities and Exchange Commission. The shares were issued upon the exercise of certain warrants, which warrants were issued in conjunction with certain subordinated capital notes of the Company issued to the nine individuals on October 31, 1996. No underwriters were utilized and no commissions were paid regarding the sales of the Company's notes, warrants and stock. The nine individuals are: Gary A. Herder, Robert Meyer, Robert Klinge, Joseph Durlach, Eric V. Brown, Jr., William Blunt, David Blunt, John Garside and Richard Leet.


Item 6.        Management's Discussion and Analysis or Plan of Operation

Overview of Recent Significant Events

        The economy remained strong in fiscal 1996 allowing the Company to increase sales by 11% and new order bookings by 5% when compared to 1995. Operating profits in 1996 decreased by $19,000 resulting from higher cost of sales and warranty expense, and adding employees to meet the increase in sales.

        In October 1996, the Company repurchased a significant portion of stock owned by the State of Michigan. To finance the repurchase, Prab borrowed $2,704,000 from a bank, $680,000 from unsecured lenders, and used cash on hand. After this transaction, the State of Michigan's stock ownership in the Company was reduced to 366,667 shares of convertible preferred stock.

        Settlement was reached on the litigation entitled "Charter Township of Oshtemo, City of Kalamazoo, Kalamazoo County, and the Upjohn Company V. American Cyanamid Company et al." See Item 3 above.

1996 Compared to 1995

        Net sales increased 11% in 1996 to $15,389,000 from $13,845,000 in
1995. Sales for the Conveyor Segment increased 12% as a result of increased equipment and part sales. Sales for the Robot Segment decreased 32% primarily from lower parts sales.

        The Conveyor Segment business is highly competitive and very sensitive to price. The increase in net sales in 1996 was primarily due to increased sales of parts, screw conveyors, and tubular drag conveyors. The actual sales fluctuation due to price is not known.

        Cost of sales compared to net sales increased to 62% in 1996 from 61% in 1995. Selling, general and administrative expenses were 30% of net sales in 1996 and in 1995. Decreased interest expense resulted from the Company being debt free for most of the fiscal year.

Trends

        The current backlog of orders combined with the present strength of the United States economy should allow sales for the Company to remain steady for the first half of fiscal 1997. Sales should generally follow the national economic trends in the second half.

        Sales of bulk material handling parts and equipment in fiscal 1996 increased 48% above 1995 sales. While the Company may not be able to match this level of growth in 1997, the Company will continue to aggressively pursue additional business in the bulk material market in 1997.

        Sales for the Robot Segment will likely continue to decrease in 1997 as a result of customers' aging machines being replaced by new equipment. The Company will continue to sell parts as long as it is profitable to do so.

        The Company's business is not seasonal; however, monthly, quarterly and annual fluctuations in sales are common due largely to the timing of the receipt of large systems orders and the impact of scheduling requirements.

Liquidity and Financial Condition

        The Company's primary cash requirements in 1996 were operating expenses, capital expenditures, stock repurchase, and costs associated with the repurchase of stock from the State of Michigan.

        In fiscal 1996, the Company's operations provided $1,144,000 of cash and the Company had working capital at the end of the year of $1,184,000 compared to $2,220,000 a year ago. The decrease resulted primarily from financing required to repurchase stock from the State of Michigan. Accounts receivable increased $355,000 which increased days sales outstanding to 61 days compared to 55 days a year ago. The increase resulted primarily from a large job shipped October 1995 that required significant payments prior to shipment which reduced accounts receivable for 1995. The current portion of deferred income taxes decreased due to the effect of projected interest expense on taxable income for fiscal 1997. Capital expenditures were down from the prior year with $142,000 in 1996 versus $226,000 in 1995. Other assets includes deferred income taxes that the Company estimates will offset income tax in years after 1997.

        The Company obtained significant financing in order to repurchase its stock from the State of Michigan at the end of fiscal year 1996. The Company incurred a $1,800,000 term loan with a bank which has been completely drawn upon and borrowed $680,000 from unsecured lenders. The Company had $904,000 outstanding on a $1,670,000 line of credit at October 31, 1996, with the balance of $766,000 available to the Company. The Company believes this financing, combined with cash generated by operations in 1997, will provide sufficient funds to finance working capital requirements, capital additions, and debt repayments.

Summary

        The Company's net income for 1997 will be impacted by the additional interest expense on debt, however, earnings per share will be positively impacted by fewer shares outstanding. Excess cash will be primarily used to reduce long term debt. The Company's order backlog is higher going into the first quarter than the previous year and should produce a profitable first quarter.

Item 7.        Financial Statements

        (a) The following Financial Statements are attached hereto in response to Item 7:

               Independent Auditor's Report - Plante & Moran

               Consolidated Balance Sheets - October 31, 1996 and October 31,
               1995

               Consolidated Statement of Income - Two Years ended October 31,
               1996

               Consolidated Statement of Stockholders' Equity - Two Years ended October 31, 1996

               Consolidated Statement of Cash Flows - Two Years ended October 31, 1996.

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

Item 13.       Exhibits and Reports on Form 8-K

        (a)    The following exhibits are attached hereto:

Exhibit             Description of Exhibit
Number

3(i) Second Restated Articles of Incorporation of the Company, as amended, incorporated herein by reference to Exhibit 3(ii) of the Company's Form 8-A/A (Amendment No.1) dated May 25, 1995.

3(ii)   By-Laws of the Company as amended incorporated herein by reference to
        Exhibit 4 of the Company's Form 8-A/A (Amendment No.1) dated May 25,
        1995.

4a $77,500 Subordinated Capital Note dated October 31, 1996 from the Company to Gary A. Herder (except for varying principal amounts, the terms of Mr. Herder's Subordinated Capital Note are identical to the terms of all other Subordinated Capital Notes issued by the Company in the aggregate principal amount of $680,000 on October 31, 1996) incorporated herein by reference to Exhibit 4a of the Company's Form 8-K dated October 31, 1996.

4b $1,800,000 Commercial Term Note dated October 31, 1996 from the Company to FMB-Arcadia Bank incorporated herein by reference to
        Exhibit 4b of the Company's Form 8-K dated October 31, 1996.

4c Security Agreement with Addendum dated October 31, 1996 from the Company to FMB-Arcadia Bank incorporated herein by reference to
        Exhibit 4c of the Company's Form 8-K dated October 31, 1996.

4d Future Advance Mortgage dated October 30, 1992 from the Company to FMB-Arcadia Bank (formerly known as Arcadia Bank), together with Amendment to Mortgage dated October 31, 1996 incorporated herein by reference to Exhibit 4d of the Company's Form 8-K dated October 31, 1996.

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

21      List of Subsidiaries.

24a.    Power of Attorney for William Blunt

24b.    Power of Attorney for John Garside

24c.    Power of Attorney for Eric V. Brown, Jr.

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

        On November 15, 1996, the Company filed a Form 8-K Current Report dated October 31, 1996 reporting a change in control of the Company arising from the Company's purchase of its stock from the State of Michigan.

                                  SIGNATURES

        In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            PRAB, INC.


                                            By:    /s/ John J. Wallace
                                               -------------------------
                                                   John J. Wallace,
                                                   Chairman of the Board

January 29, 1997

        In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature                    Title                        Date
---------                    -----                        ----

/s/ John J. Wallace          Chairman of the              January 29, 1997
-------------------
John J. Wallace              Board and Director

/s/ Gary A. Herder           President, Principal         January 29, 1997
-----------------            Executive Officer
Gary A. Herder               Principal Financial
                             Officer, and Director


--------------------         Secretary and Director       January 29, 1997
*Eric V. Brown, Jr.

--------------------         Director                     January 29, 1997
*William Blunt

--------------------         Director                     January 29, 1997
*James H. Haas

--------------------         Director                     January 29, 1997
*John Garside

/s/ Robert W. Klinge         Controller (Principal        January 29, 1997
--------------------
Robert W. Klinge             Accountant)

*
By:/s/ John J. Wallace                                    January 29, 1997
   -------------------
    John J. Wallace
    Attorney-in-Fact

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                         Annual Report on Form 10-KSB
                     For the Year Ended October 31, 1996


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

                               OCTOBER 31, 1996




                         Independent Auditor's Report



To the Directors and Stockholders
Prab, Inc.


We have audited the accompanying consolidated balance sheet of Prab, Inc. and subsidiary as of October 31, 1996 and 1995, and the related consolidated statements of income, stockholders' equity and cash flows for the years then ended, as listed in the index at item 7(a). These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Prab, Inc. and subsidiary at October 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.



/s/ Plante & Moran, LLP

PLANTE & MORAN, LLP



Kalamazoo, Michigan
December 5, 1996



                          PRAB, INC. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEET

                                    ASSETS

                                                                       OCTOBER 31
                                                                ------------------------
                                                                   1996           1995
                                                                ----------    ----------
CURRENT ASSETS
   Cash                                                         $  491,367    $  323,297
   Accounts receivable, net of allowance for doubtful
      accounts of $39,190 in 1996 and $39,000 in
      1995                                                       2,728,507     2,373,362
   Inventories (Note 2)                                          1,143,456     1,134,356
   Deferred income taxes (Note 8)                                  262,830       362,190
   Other current assets (Note 15)                                   37,843        76,285
                                                                ----------    ----------
               Total current assets                              4,664,003     4,269,490

PROPERTY, PLANT AND EQUIPMENT (Note 3)                             930,721       961,299

OTHER ASSETS
   Deferred charges, net of accumulated amortization
      of $0 in 1996 (Note 1)                                        25,657            --
   Deferred income taxes (Note 8)                                  316,535            --
   Other assets                                                     18,145        17,961
                                                                ----------    ----------
               Total other assets                                  360,337        17,961
                                                                ----------    ----------

               Total assets                                     $5,955,061    $5,248,750
                                                                ==========    ==========


See Notes to Consolidated Financial Statements.



                     LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                       OCTOBER 31
                                                                  ---------------------
                                                                     1996        1995
                                                                  ---------   ---------
CURRENT LIABILITIES
   Notes payable - Bank                                           $  904,000  $       --
   Current portion of long-term debt                                 360,000          --
   Accounts payable                                                  988,435     980,067
   Customer deposits                                                 189,187      91,185
   Salaries, wages and vacation                                      412,609     357,056
   Commissions                                                       316,133     283,222
   Other accrued expenses (Note 14)                                  309,881     297,760
   Income tax payable                                                     --      25,190
   Deferred revenue - Non-competition agreement                           --      14,812
                                                                  ----------  ----------
               Total current liabilities                           3,480,245   2,049,292

LONG-TERM DEBT - RELATED PARTY (Note 4)                              355,583          --

LONG-TERM DEBT (Note 4)                                            1,626,547          --

DEFERRED COMPENSATION (Note 6)                                        14,940      13,883

STOCKHOLDERS' EQUITY
   Convertible preferred stock (Note 13) - $.75 par value:
      Authorized 2,000,000 shares
      Issued and outstanding 366,667 and 2,000,000 shares,
         respectively                                                275,000   1,500,000
   Non-convertible preferred stock (Note 13) -
    $.50 par value:
      Authorized 600,000 shares
      Issued and outstanding 0 and 600,000 shares,
        respectively                                                      --     300,000
   Common stock - $.10 par value:
      Authorized 7,000,000 shares
      Issued and outstanding 1,757,339
        and 2,647,860 respectively                                  175,734     264,786
   Additional paid-in capital (net of deficit of
      $4,228,988 eliminated October 31, 1995)                             --   1,120,789
   Retained earnings (Note 1)                                         27,012          --
                                                                  ----------  ----------
               Total stockholders' equity                            477,746   3,185,575
                                                                  ----------  ----------
               Total liabilities and stockholders' equity         $5,955,061  $5,248,750
                                                                  ==========  ==========




                                  PRAB, INC. AND SUBSIDIARY
                              CONSOLIDATED STATEMENT OF INCOME


                                                              YEAR ENDED OCTOBER 31
                                                          --------------------------
                                                              1996              1995
                                                          -----------     ------------
NET SALES                                                 $ 15,389,060    $ 13,845,432

COST OF SALES                                                9,543,374       8,422,388
                                                          ------------    ------------

GROSS PROFIT                                                 5,845,686       5,423,044

SELLING, GENERAL AND ADMINISTRATIVE
EXPENSES                                                     4,639,471       4,197,743
                                                          ------------    ------------

OPERATING INCOME                                             1,206,215       1,225,301

OTHER INCOME (EXPENSES)
   Interest expense                                             (4,700)        (83,332)
   Interest income                                              14,793          23,865
   Gain (loss) on sale of property, plant and equipment           (147)          2,022
   Non-competition agreement                                    14,812         120,000
   Litigation settlement (Note 11)                             (63,767)           --
                                                          ------------    ------------

INCOME - Before income taxes                                 1,167,206       1,287,856

INCOME TAX (RECOVERY) (Note 8)                                (205,395)           --
                                                          ------------    ------------

NET INCOME                                                $  1,372,601    $  1,287,856
                                                          ============    ============
EARNINGS PER COMMON AND COMMON
SHARE EQUIVALENT

      Primary                                             $        .05    $        .27
                                                          ============    ============
      Fully diluted                                       $        .05    $        .27
                                                          ============    ============


See Notes to Consolidated Financial Statements.



                          PRAB, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY



                                              CONVERTIBLE PREFERRED        NON-CONVERTIBLE PREFERRED
                                                      STOCK                          STOCK
                                              ---------------------        -------------------------

                                                SHARES        AMOUNT          SHARES        AMOUNT
                                             -----------    -----------    -----------    ----------

BALANCE - October 31, 1994                     2,000,000    $ 1,500,000        600,000    $  300,000

7% non-convertible preferred stock
   dividend (Note 13)                               --             --             --            --

Exercise of 45,000 common stock options
   (Note 7)                                         --             --             --            --

Net income                                          --             --             --            --

Corporate recapitalization (Note 1)                 --             --             --            --
                                             -----------    -----------    -----------    ----------

BALANCE - October 31, 1995                     2,000,000      1,500,000        600,000       300,000

7% non-convertible preferred stock, and
   5% convertible preferred stock
   dividends (Note 13)                              --             --             --            --

State of Michigan capital stock redemption    (1,633,333)    (1,225,000)      (600,000)     (300,000)
   (Note 16)

Issuance of 123,249 common stock
   warrants (Note 16)                               --             --             --            --

Stock redemption costs (Note 16)                    --             --             --            --

Exercise of 123,249 common stock
   warrants (Note 16)                               --             --             --            --

Net income                                          --             --             --            --
                                             -----------    -----------    -----------    ----------
BALANCE - October 31, 1996                       366,667    $   275,000           --      $     --
                                             ===========    ===========    ===========    ==========

See Notes to Consolidated Financial Statements.

                             PRAB, INC. AND SUBSIDIARY
                   CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                    (Continued)


                                                                                      RETAINED
                                                   COMMON STOCK                      EARNINGS       TOTAL
                                          -----------------------   ADDITIONAL     (ACCUMULATED  STOCKHOLDERS'
                                            SHARES        AMOUNT  PAID-IN CAPITAL    DEFICIT)        EQUITY
                                          ---------     --------- ---------------  ------------  -------------

BALANCE - October 31, 1994                2,602,860   $   260,286  $ 5,349,613     $(5,516,844)   $ 1,893,055

7% non-convertible preferred stock
   dividend (Note 13)                          --            --        (21,000)           --          (21,000)

Exercise of 45,000 common stock
   options (Note 7)                          45,000         4,500       21,164            --           25,664

Net income                                     --            --           --         1,287,856      1,287,856

Corporate recapitalization (Note 1)            --            --     (4,228,988)      4,228,988           --
                                        -----------   -----------  -----------      -----------    ----------

BALANCE - October 31, 1995                2,647,860       264,786    1,120,789            --        3,185,575

7% non-convertible preferred stock,
    and 5% convertible preferred
    stock dividends (Note 13)                  --            --           --           (96,000)       (96,000)

State of Michigan capital stock
    redemption (Note 16)                 (1,013,770)     (101,377)    (997,623)     (1,249,589)    (3,873,589)

Issuance of 123,249 common stock
   warrants (Note 16)                       123,249        12,325      125,545            --          137,870

Stock redemption costs (Note 16)               --            --       (249,943)           --         (249,943)


Exercise of 123,249 common stock
   warrants (Note 16)                          --            --          1,232            --            1,232

Net income                                     --            --           --         1,372,601      1,372,601
                                        -----------   -----------  -----------     -----------    -----------

BALANCE - October 31, 1996                1,757,339   $   175,734  $      --       $    27,012    $   477,746
                                        ===========   ===========  ===========     ===========    ===========


                          PRAB, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENT OF CASH FLOWS


                                                             YEAR ENDED OCTOBER 31
                                                           --------------------------
                                                              1996            1995
                                                           ----------     -----------

CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                              $ 1,372,601    $ 1,287,856
   Adjustments to reconcile net income to net cash from
operating activities:
         Depreciation and amortization                         173,456        221,562
         Bad debt expense                                       15,649         19,714
         (Gain) loss on sale of assets                             147         (2,022)
         Non-competition agreement                             (14,812)      (120,000)
         Deferred taxes                                       (217,175)       (25,190)
         (Increase) decrease in assets:
            Accounts receivable                               (370,794)      (589,990)
            Inventories                                         (9,100)      (244,513)
            Other current and non-current assets                11,579        107,121
         Increase (decrease) in liabilities:
            Accounts payable                                     8,368        381,641
            Customer deposits                                   98,002         64,798
            Accrued expenses                                   100,585        211,361
            Income taxes payable                               (25,190)        25,190
            Deferred compensation                                1,057          1,016
                                                           -----------    -----------

               Net cash provided by operating activities     1,144,373      1,338,544

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of equipment                                      (142,099)      (225,546)
   Proceeds from note receivable                                  --          171,524
   Proceeds from sale of equipment                                  96          2,022
                                                           -----------    -----------
               Net cash used in investing activities          (142,003)       (52,000)


See Notes to Consolidated Financial Statements.



                          PRAB, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (Continued)


                                                           YEAR ENDED OCTOBER 31
                                                       ---------------------------
                                                           1996            1995
                                                       -----------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from short-term debt                           904,000           --
   Proceeds from long-term debt                          2,342,130     (1,223,569)
   Proceeds from issuance of subordinated debt with
      common stock warrants:
         Related parties                                    91,225           --
         Other                                              47,877           --
   Proceeds from exercise of common stock options             --           25,664
   Payments for redemption of stock                     (4,123,532)          --
   Payment of dividends                                    (96,000)       (21,000)
                                                       -----------    -----------

               Net cash used in financing activities      (834,300)    (1,218,905)
                                                       -----------    -----------

NET INCREASE IN CASH                                       168,070         67,639

CASH - Beginning of year                                   323,297        255,658
                                                       -----------    -----------

CASH - End of year                                     $   491,367    $   323,297
                                                       ===========    ===========

See Notes to Consolidated Financial Statements.

                          PRAB, INC. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          OCTOBER 31, 1996 AND 1995


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

            Warranties - The Company's products are generally under warranty against defects in material and workmanship for a period of one year. The Company has established a reserve of $114,443 and $110,432 at October 31, 1996 and 1995, respectively, for these anticipated future warranty costs.

            Net Income Per Common and Common Equivalent Share - Per share amounts are based upon the weighted average number of common and dilutive common equivalent shares outstanding during the respective periods, as follows: 1996 - 4,719,630 and 4,725,291 for primary and fully diluted earnings per share, respectively; 1995 - 4,737,298 and 4,744,783 for primary and fully diluted earnings per share, respectively. In 1996, the effect of assuming the conversion of common equivalent shares to common stock was anti-dilutive. Accordingly, the Company did not include the conversion of these shares and used 2,645,427 as the weighted average number of common shares outstanding for primary and fully diluted earnings per share. For the year ended October 31, 1996, net income available for common stockholders used in computing earnings per share was determined by reducing net income by the preferred stock dividends of $96,000, the premium paid for the preferred stock redeemed (Note 16) which totaled $980,000, and stock redemption costs allocated to the convertible and non-convertible preferred stock redemption of $161,635.

            For the year ended October 31 ,1995, net income was reduced by the preferred stock dividend of $21,000 to calculate earnings per share.

                                     PRAB, INC. AND SUBSIDIARY
                            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     OCTOBER 31, 1996 AND 1995


NOTE 1 - NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

            Deferred Charges - Deferred charges include $25,657 in costs for the issuance of debt related to the redemption of stock on October 31, 1996, which is discussed further in Note 16. These costs will be amortized according to the effective interest method over a period of 5 years. Amortization related to these deferred charges totaled $0 for the year ended October 31, 1996.

            Deferred Revenue - Non-competition Agreement - On December 15, 1992, the Company entered into an agreement not to compete with a competitor for a period of three years. The covenant was amortized on the straight-line basis over thirty-six months. Included in the determination of net income for the years ended October 31, 1996 and 1995 is $14,812 and $120,000, respectively, from amortization of the covenant.

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

            Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

                                     PRAB, INC. AND SUBSIDIARY
                            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     OCTOBER 31, 1996 AND 1995


NOTE 2 - INVENTORIES

            Inventories consist of the following:

                                                       1996          1995
                                                   -----------    ----------
            Raw materials                          $   798,026    $  892,152
            Work in process                            171,355       141,413
            Finished goods and display units           174,075       100,791
                                                   -----------   -----------
                          Total inventories        $ 1,143,456    $1,134,356
                                                   ===========   ===========


            Inventories are stated at the lower of cost, determined by the LIFO method, or market.

            If the FIFO method had been used for the entire consolidated group, inventories, after an adjustment to the lower of cost or market, would have been approximately $1,520,000 and $1,450,000 at October 31, 1996 and 1995, respectively.


NOTE 3 - PROPERTY, PLANT AND EQUIPMENT

            Cost of property, plant and equipment and depreciable lives are summarized as follows:

                                                                           DEPRECIABLE
                                                1996          1995         LIFE-YEARS
                                             ----------    ----------      ----------
            Land                             $   28,939    $   28,939         -
            Buildings and improvements        1,665,007     1,655,350      10 - 30
            Machinery and equipment           2,419,754     2,330,419       3 - 10
                                             ----------    ----------

                    Total cost                4,113,700     4,014,708

            Accumulated depreciation          3,182,979     3,053,409
                                             ----------    ----------

                    Net carrying amount      $  930,721    $  961,299
                                             ==========    ==========


            Depreciation expense aggregated $172,434 and $158,359 at October 31, 1996 and 1995, respectively.

                                     PRAB, INC. AND SUBSIDIARY
                            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     OCTOBER 31, 1996 AND 1995


NOTE 4 - LONG-TERM DEBT

            Long-term debt consisted of the following:

                                                                               1996       1995
                                                                            ----------   -------
     Term note payable collateralized by essentially all assets of the
     Company, bearing interest at the bank's prime rate plus .50%
     (prime rate 8.25% at October 31, 1996), due in quarterly payments of $90,000 plus interest from January 31, 1997 through October
     31, 2001.                                                              $1,800,000    $  --

     Subordinated notes payable to related parties, bearing interest at 12%. As discussed in Note 16, these notes have been discounted to recognize interest at an effective rate of 18%. Interest only payments of $13,380 are due quarterly beginning January 31, 1997 through October 31, 2001 with the principal of $446,000 due on
     October 31, 2001. The unamortized discount related to these notes
     on October 31, 1996 totaled $90,417                                       355,583       --

     Subordinated notes payable, bearing interest at 12%. As discussed in Note 16, these notes have been discounted to recognize
     interest at an effective rate of 18%. Interest only payments of
     $7,020 are due quarterly beginning January 31, 1997 through
     October 31, 2001 with the principal of $234,000 due on October
     31, 2001. The unamortized discount related to these notes on
     October 31, 1996 totaled $47,453.                                         186,547       --
                                                                            ----------   -------

                   Total                                                     2,342,130       --
                   Less current portion                                        360,000       --
                                                                            ----------   -------
                   Long-term portion                                        $1,982,130    $  --
                                                                            ==========   =======

                          PRAB, INC. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          OCTOBER 31, 1996 AND 1995


NOTE 4 - LONG-TERM DEBT (Continued)

            Minimum principal payments on long-term debt to maturity as of October 31, 1996 are as follows:

               1997                                       $  360,000
               1998                                          360,000
               1999                                          360,000
               2000                                          360,000
               2001                                          902,130
                                                          ----------
                          Total                           $2,342,130
                                                          ==========


            Pursuant to the term note and notes payable - bank agreements, the Company has agreed to maintain certain levels of current assets and tangible net worth, and maintain minimum ratios of current assets to current liabilities and debt to tangible net worth. The Company has also agreed not to create, incur, assume, or guarantee indebtedness, merge, sell or lease a substantial part of the business, or make loans.

            Included in interest expense are the following amounts attributable to the related party: $0 in 1996 and $82,994 in 1995.


NOTE 5 - NOTE PAYABLE - BANK

            At October 31, 1996, the Company has available a $1,670,000 line of credit under a commercial revolving note, expiring March 1997, bearing interest at the bank's prime rate of interest plus 1/2% for an effective rate of 8.75% at October 31, 1996. Available borrowings are based on a formula of eligible accounts receivable and inventory.

            The amount borrowed on the line of credit was $904,000 and $0 at October 31, 1996 and 1995, respectively.

                          PRAB, INC. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          OCTOBER 31, 1996 AND 1995


NOTE 6 - PENSION AND PROFIT SHARING PLANS

            As of October 31, 1996 and 1995, the Company is participating in a defined benefit plan for their collective bargaining unit. The following table sets forth the funded status of the Company's defined benefit pension plan and amounts recognized in the balance sheet at October 31, 1996 and 1995:



                                                                       1996          1995
                                                                    ---------     ---------
            Actuarial present value of accumulated benefit
               obligation including vested benefits of
               $647,936 and $592,292 in 1996 and
               1995, respectively                                   $ 719,906     $ 669,328
                                                                    =========     =========

            Projected benefit obligation for service rendered
               to date                                              $(730,386)    $(724,637)

            Plan assets at fair value - Primarily non-
               government obligations and listed stock                810,790       689,831
                                                                    ---------     ---------

            Assets in excess of projected benefit obligation
               (Projected benefit obligation in excess of
               plan assets)                                            80,404       (34,806)

            Unrecognized net gain from experience different
               than that assumed or change in assumptions            (131,229)      (59,326)

            Unrecognized prior service cost due to plan
               amendment being amortized over 15 years                108,834       114,770

            Unrecognized net obligation at November 1, 1987
               being recognized over 15 years                         (24,100)      (28,174)
                                                                    ---------     ---------
                 (Accrued) prepaid pension cost included
                    in current assets or (current liabilities)      $  33,909     $  (7,536)
                                                                    =========     =========
            Pension expense included the following components:
                                                                        1996         1995
                                                                    ---------     ---------
            Service cost - Benefits earned during the year          $  17,440     $  18,787
            Interest cost on projected benefit obligation              47,384        43,103
            Actual return on plan assets                              (58,965)      (48,731)
            Net amortization and deferral                              (1,946)        1,862
                                                                    ---------     ---------
                 Net pension expense                                $   3,913     $  15,021
                                                                    =========     =========

                                     PRAB, INC. AND SUBSIDIARY
                            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     OCTOBER 31, 1996 AND 1995


NOTE 6 - PENSION AND PROFIT SHARING PLANS (Continued)

            The discount rate used in determining the actuarial present value of the projected benefit obligation was 7% for 1996 and 1995. The expected long-term rate of return on assets was 8% for 1996 and 1995.

            The Company contributed $45,358 in 1995 and $50,234 in 1994 to the pension plan for hourly employees covered by its collective bargaining agreement. The Company's policy is to make annual contributions as required by applicable regulations.

            The Company's salaried employees profit sharing plan is a combination defined contribution profit sharing and 401(k) plan. The profit sharing plan covers substantially all employees of the Company other than those covered by the collective bargaining agreement. The profit sharing plan provides for an annual contribution of not less than 5% of the Company's income before income taxes, proceeds from life insurance policies and gain on sale of capital assets. Contributions for the profit sharing plan are used to buy Company stock. The stock under this plan is allocated to salaried employees based on their pro-rata compensation. Salaried employees vest in the shares of the Company based on a 5 year schedule, 10% in year 1, 20% in year 2, 40% in year 3, 70% in year 4, and 100% in year 5. Contributions made by the Company in accordance with the profit sharing plan were approximately $66,000 in 1996 and 1995. Employer matching contributions are made to the 401(k) plan in an amount equal to 25% of the lessor of: the amount designated by the employee for withholding and contribution to the 401(k) plan; or 4% of the employee's total compensation. In addition, the Company will make a contribution equal to 1% of each eligible employee's compensation who is employed on the last day of the plan year and who performs 1,000 or more hours of service for the Company during the plan year. The cost of this plan was $28,953 and $26,089 in 1996 and 1995, respectively.

            During the year ended October 31, 1993, the Company adopted a union 401(k) plan. The plan covers all employees of the Company covered by the collective bargaining agreement. Participation in the 401(k) plan is optional. Employer matching contributions are made to the 401(k) plan in an amount equal to 25% of the lessor of: the amount designated by the employee for withholding and contribution to the 401(k) plan; or 4% of employee's total compensation. Contributions to the plan totaled $10,837 and $10,135 for the years ended October 31, 1996 and 1995.

                                     PRAB, INC. AND SUBSIDIARY
                            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     OCTOBER 31, 1996 AND 1995


NOTE 6 - PENSION AND PROFIT SHARING PLANS (Continued)

            The Company has entered into deferred compensation and salary continuation agreements with a key employee calling for periodic payments totaling $48,000 at retirement or death of the employee. The normal retirement date occurs during 2012. The liability has been recorded using the present value method.


NOTE 7 - STOCK OPTION PLAN

            The Company maintains qualified and nonqualified stock option plans that provide for granting of options on common stock by the Board of Directors to officers and key employees. 227,500 shares remain reserved for issuance under the plans.

            Transactions involving the plans for years ended October 31, are summarized as follows:

                                                        OPTION SHARES
                                                     ------------------
                                                      1996       1995
                                                     -------    -------
            OUTSTANDING - Beginning of year          207,500    282,500

            Granted                                        -          -
            Canceled                                       -     30,000
            Exercised (45,000 shares at $.5703)            -     45,000
                                                     -------    -------

            OUTSTANDING - End of year                207,500    207,500
                                                     =======    =======

            ELIGIBLE, for exercise at end of year    207,500    207,500
                                                     =======    =======


            Option prices for options outstanding at year-end were $.5703 - $2.375 for 1996 and 1995.

            The stock options are exercisable from the date issued and expire on various dates through 2004. None of the options granted involved compensation expense.

            As discussed in Note 16, the option holders have agreed not to exercise their options for a period of three years from October 31, 1996.

                                     PRAB, INC. AND SUBSIDIARY
                            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     OCTOBER 31, 1996 AND 1995


NOTE 8 - INCOME TAXES

            The provision for income taxes is as follows:

                                                    1996          1995
                                                 ---------     ---------
            Current expense                      $  11,780     $ 25,190
            Deferred benefit                      (217,175)     (25,190)
                                                 ---------      --------

                 Total tax provision (benefit)   $(205,395)    $    --
                                                 =========     =========


            A reconciliation of income tax expense at the statutory rate to income tax expense at the Company's effective rate is as follows:

                                                               1996         1995
                                                             ---------   ----------
            Taxes computed at statutory rates                $ 396,850   $  437,871
            Benefit of net operating loss carryforward        (396,850)    (437,871)
            Benefit of change in valuation allowance          (205,395)          --
                                                             ---------   ----------

                 Provision (recovery) for income taxes       $(205,395)   $      --
                                                             =========   ==========


            The Company has a net operating loss carryforward of $5,020,440 which expires on various dates through fiscal year ended 2008. Differences between book income and taxable income creating deferred tax assets relate to temporary differences for deductibility of reserves, payments of certain accruals, and net operating losses. Differences between book income and taxable income creating deferred tax liabilities relate to temporary differences in deductibility of depreciation. In addition, the Company has unused investment and research and development credit carryovers approximating $62,000 (expiring at various dates from 1997 through 2001) which are available to reduce future federal tax liabilities. A valuation allowance equal to the tax effect on cumulative temporary differences, net operating losses and tax credits of $1,400,763 has been used to reduce the deferred tax benefit to $579,365, which is the amount of deferred tax benefit reasonably expected to be recognized as of October 31, 1996.

                                     PRAB, INC. AND SUBSIDIARY
                            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     OCTOBER 31, 1996 AND 1995


NOTE 8 - INCOME TAXES (Continued)

                                                                   1996          1995
                                                              ------------    ------------
            Total deferred tax assets                         $  2,037,128    $  2,382,000
            Total deferred tax liabilities                         (57,000)        (56,000)
            Effect of valuation allowance on realization
               of temporary differences, tax credits,
               and net operating losses                         (1,400,763)     (1,963,810)
                                                              ------------    ------------

                 Net deferred tax asset                       $    579,365    $    362,190
                                                              ============    ============


            Under the Internal Revenue Code, a change in ownership in excess of 50 percentage points limits or eliminates the right to use the net operating loss carryforward as an offset to taxable income and unused credit carryovers to reduce federal tax liabilities. On October 30, 1992 and October 31, 1996, the Company undertook restructuring transactions that involved a change in ownership. While the Company believes it is not subject to any such limitation as a result of these transactions, any additional ownership change or an adverse decision by the Internal Revenue Service regarding the restructuring could result in a limitation.


NOTE 9 - RELATED PARTY TRANSACTIONS

            A director of the Company is affiliated in an "of counsel" capacity with the law firm which has been general legal counsel to the Company since 1961. The Company incurred legal fees of $87,595 and $93,671 to the law firm in 1996 and 1995, respectively.

                                     PRAB, INC. AND SUBSIDIARY
                            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     OCTOBER 31, 1996 AND 1995


NOTE 10 - BUSINESS SEGMENTS

            The Company has identified its two business segments as shown below. Intersegment sales are insignificant.

                                                                        (IN THOUSANDS)
                                                                      -----------------
                                                                       1996      1995
                                                                      ------   --------
            Net sales:
               Conveyors and metal scrap reclamation systems         $15,168   $ 13,520
               Robots and automation systems                             221        325
                                                                     -------   --------

                 Total net sales                                     $15,389   $ 13,845
                                                                     =======   ========

            Operating profit:
               Robots and automation systems                          $  126    $   196
               Conveyors and metal scrap reclamation systems           1,338      1,301
                                                                     -------   --------

                                                                       1,464      1,497

               General corporate expenses                               (322)      (270)
               Interest income (expense) - Net                            10        (59)
               Other income                                               15        120
                                                                     -------   --------

                 Income before income taxes                           $1,167    $ 1,288
                                                                     =======   ========

            Identifiable assets:
               Robots and automation systems                          $   26    $    58
               Conveyors and metal scrap reclamation systems           4,832      4,411
                                                                     -------   --------

                                                                       4,858      4,469

               Corporate assets                                        1,097        780
                                                                     -------   --------

                 Total assets                                         $5,955    $ 5,249
                                                                     =======   ========

                                     PRAB, INC. AND SUBSIDIARY
                            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     OCTOBER 31, 1996 AND 1995



NOTE 10 - BUSINESS SEGMENTS (Continued)

                                                                      (IN THOUSANDS)
                                                                     ---------------

                                                                       1996     1995
                                                                      -----    -----
            Depreciation:
               Robots and automation systems                          $   -    $   1
               Conveyors and metal scrap reclamation systems            172      157
                                                                      -----    -----

                 Total depreciation                                   $ 172    $ 158
                                                                      =====    =====

            Capital expenditures:
               Robots and automation systems                          $   -    $   -
               Conveyors and metal scrap reclamation systems            142      226
                                                                      -----    -----

                 Total capital expenditures                           $ 142    $ 226
                                                                      =====    =====


            Export sales, the majority of which were made in Canada and Europe, were as follows for fiscal years ended October 31: 1996 - $773,730; 1995 - $846,957.


NOTE 11 - LITIGATION SETTLEMENT

            The Company has been involved in a legal action arising out of its disposal of waste at a local landfill that has been subsequently identified as a "superfund site". During 1996, the Company settled this matter for a total of $88,767 which was paid in November of 1996. Accordingly, this entire amount was accrued at October 31 ,1996. Included in the determination of net income is expense of $63,767 since $25,000 was already accrued and expensed in a previous year related to this matter.


NOTE 12 - CASH FLOWS

            Cash paid during the years ended October 31, 1996 and 1995 for interest approximated interest expense. $36,879 and $400 were paid for alternative minimum income taxes during the years ended October 31, 1996 and 1995, respectively.

            There were no significant noncash financing or investing activities during 1996 and 1995.

                                     PRAB, INC. AND SUBSIDIARY
                            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     OCTOBER 31, 1996 AND 1995


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

                                     PRAB, INC. AND SUBSIDIARY
                            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     OCTOBER 31, 1996 AND 1995


NOTE 14 - OTHER ACCRUED EXPENSES

                                                      1996       1995
                                                    --------   --------
       Accrued warranty                             $114,443   $110,432
       Accrued royalty                                12,000         --
       Accrued pension and profit sharing             45,555     85,961
       Accrued property tax                            2,660      2,505
       Accrued settlement offer                       88,767     25,000
       Accrued insurance                                 654     22,412
       Other accrued expenses                          2,094     51,450
       Accrued interest                                  932         --
       State taxes payable                            42,776         --
                                                   ---------  ---------

                      Total                         $309,881   $297,760
                                                   =========  =========

NOTE 15 - OTHER CURRENT ASSETS
                                                      1996       1995
                                                   ---------  ---------
       Deposits                                     $    762   $    149
       Prepaid workmen's compensation                  9,919      5,221
       Prepaid advertising                            21,494      9,292
       Other prepaid assets                            5,668      5,786
       State taxes refundable                             --     55,837
                                                   ---------  ---------
                      Total                         $ 37,843   $ 76,285
                                                   =========  =========


                                     PRAB, INC. AND SUBSIDIARY
                            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     OCTOBER 31, 1996 AND 1995


NOTE 16 - STOCK REDEMPTION

            On October 31, 1996, the Company redeemed certain common and preferred shares from the State of Michigan Retirement Systems
            (SMRS). Pursuant to this agreement, the Company redeemed 1,633,333 shares of convertible preferred stock for $1.35 per share, 600,000 shares of non-convertible preferred stock for $.50 per share, and 1,013,770 of the Company's common stock for $1.35 per share.

            As part of this transaction the Company entered into various transactions and agreements as follows:

            o The Company incurred a total of $249,943 in professional fees to complete the stock redemption transaction and has accordingly classified these costs as a reduction in equity. Professional fees incurred include reimbursement of legal and other professional fees to SMRS totaling $135,000 that were incurred to complete the transaction.

            o Incurred subordinated debt as discussed further in Note 4. These notes carry a stated rate of interest of 12%. However, as part of this agreement the Company issued warrants whereby the noteholders could purchase 123,249 shares of Prab, Inc. for $.01 a share. The Company allocated $137,870 of the note proceeds to the warrants, which reflects management's estimate that notes of this type would carry an effective interest rate of 18%. As such, the subordinated notes carry a total discount of $137,870 that will be amortized into interest expense over the five year term of the notes, and the Company has classified this discount as additional paid-in capital which represents the purchase price of the warrants. As of October 31 ,1996, the noteholders exercised all the warrants under this agreement and the Company issued 123,249 shares of common stock accordingly.

            o As discussed in Note 7, the option holders have agreed not to exercise their options for a period of three years from the effective date of the transaction.

            o As part of this transaction, the Prab, Inc. Salaried Employee Profit Sharing Plan purchased 52,897 shares directly from SMRS at $1.35 per share for a total of $71,411. This transaction had no impact on the Company's earnings or stockholders' equity.

                                     PRAB, INC. AND SUBSIDIARY
                            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     OCTOBER 31, 1996 AND 1995


NOTE 17 - DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

            A summary of the fair value of the Company's financial instruments and the methods and significant assumptions used to estimate those values is as follows:

            Short-term Financial Instruments - The fair value of short-term financial instruments, including cash and cash equivalents, trade accounts receivable and payable and certain accrued liabilities, approximates their carrying amounts in the financial statements due to the short maturity of such instruments.

            Notes Payable and Long-term Debt - The fair value of the variable rate term note payable and line of credit approximates their carrying amount since the currently effective rates reflect market rates. The fair value of fixed rate subordinated notes payable approximates their carrying amount based on the Company's estimated current incremental borrowing rate for similar obligations with similar terms.

                              INDEX TO EXHIBITS
EXHIBIT
NUMBER                      Description of Exhibit
------                      ----------------------



3(i) Second Restated Articles of Incorporation of the Company, as amended, incorporated herein by reference to Exhibit 3(ii) of the Company's Form 8-A/A (Amendment No.1) dated May 25, 1995.

3(ii)   By-Laws of the Company as amended incorporated herein by reference to
        Exhibit 4 of the Company's Form 8-A/A (Amendment No.1) dated May 25,
        1995.

4a $77,500 Subordinated Capital Note dated October 31, 1996 from the Company to Gary A. Herder (except for varying principal amounts, the terms of Mr. Herder's Subordinated Capital Note are identical to the terms of all other Subordinated Capital Notes issued by the Company in the aggregate principal amount of $680,000 on October 31, 1996) incorporated herein by reference to Exhibit 4a of the Company's Form 8-K dated October 31, 1996.

4b $1,800,000 Commercial Term Note dated October 31, 1996 from the Company to FMB-Arcadia Bank incorporated herein by reference to
        Exhibit 4b of the Company's Form 8-K dated October 31, 1996.

4c Security Agreement with Addendum dated October 31, 1996 from the Company to FMB-Arcadia Bank incorporated herein by reference to
        Exhibit 4c of the Company's Form 8-K dated October 31, 1996.

4d Future Advance Mortgage dated October 30, 1992 from the Company to FMB-Arcadia Bank (formerly known as Arcadia Bank), together with Amendment to Mortgage dated October 31, 1996 incorporated herein by reference to Exhibit 4d of the Company's Form 8-K dated October 31, 1996.

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

21      List of Subsidiaries.

24a.    Power of Attorney for William Blunt

24b.    Power of Attorney for John Garside

24c.    Power of Attorney for Eric V. Brown, Jr.

24d.    Power of Attorney for James H. Haas

27      Financial Data Schedule