Form 10QSB
period 1997-01-31
PRAB INC
filed 1997-03-05
CIK 354383

1/11
                   U.S. SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                 FORM 10-QSB
(Mark One)

[X]       QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934


          For the Quarterly period ended:  January 31, 1997
                                           ----------------

[ ]       TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
          EXCHANGE ACT

          For the transition period from________ to_________

          Commission file number:    0-10187
                                 -----------

                                  Prab, Inc.
    ----------------------------------------------------------------------
                   (Exact name of small business issuer as
                          specified in its charter)

             Michigan                            38-1654849
--------------------------------------------------------------------------
(State or other jurisdiction of            (I.R.S. Employer
 incorporation or organization)             Identification No.)


         5944 E. Kilgore Rd, P.O. Box 2121, Kalamazoo, Michigan 49003
--------------------------------------------------------------------------
                   (Address of principal executive offices)
                                  (Zip Code)

                                (616) 382-8200
--------------------------------------------------------------------------
                         (Issuer's telephone number)

--------------------------------------------------------------------------
     (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes..X.. No .....

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common Stock, par value $.10 per share - 1,757,339 shares outstanding at February 28, 1997.

                                                                         2/11
                        PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

     The following Financial Statements are attached hereto in response to
Item 1:

                     Condensed Consolidated Balance Sheet
                         January 31, 1997 (Unaudited)
                               October 31, 1996

                      Consolidated Statement of Earnings
                     Three months ended January 31, 1997
                             and 1996 (Unaudited)

                Condensed Consolidated Statement of Cash Flows
                     Three months ended January 31, 1997
                             and 1996 (Unaudited)

             Notes to Condensed Consolidated Financial Statements

Item 2.   Management's Discussion and Analysis or Plan of Operation

     Material Changes in Financial Condition. Cash decrease resulted primarily from inventory purchases, prepaid general insurance, payment of fiscal year 1996 accrued bonus and profit sharing, the quarterly debt payment, and paying down the line of credit. Inventory increased to meet the higher sales level scheduled to ship in the second quarter. Other current assets increased primarily from prepaid general insurance.

     The majority of the decrease in other current liabilities resulted from lower accrued payroll, bonus, profit sharing, and commissions.

     Long term debt decrease resulted from the quarterly payment in January.

     Material Changes in Results of Operation. Sales in the first quarter of 1997 were 1% higher than the first quarter of 1996.

     Costs of products sold were 62% in the first quarter 1996 compared to 66% a year ago. The higher percent a year ago resulted primarily from installation cost overruns on a major job combined with overall increased costs of material. Selling, general and administrative expenses were 34% in the first quarter of 1997 compared to 30% in the same period a year ago. The increase results primarily from the addition of personnel in fiscal year 1996, increased commission expense due to product mix, and increased advertising expense.

     Interest expense increase resulted from debt incurred at the end of fiscal year 1996 to repurchase Prab stock from the State of Michigan.

                                                                         3/11


                         PART II - OTHER INFORMATION


Item 6.     Exhibits and Reports on Form 8-K

               (a)  Exhibits:  None

               (b)  Reports on Form 8-K:

                    No reports on Form 8-K have been filed during the quarter for which this report is filed.

                                                                         4/11






                            SIGNATURES

Pursuant to the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     PRAB, INC.


Date:   March 3, 1997                By:  /s/ John J. Wallace
                                          -------------------
                                          John J. Wallace
                                    Its:  Chairman of the Board



Date:   March 3, 1997                By:  /s/ Robert W. Klinge
                                          --------------------
                                          Robert W. Klinge
                                    Its:  Controller

                                                                         5/11


                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                       Quarterly Report on Form 10-QSB
                    For the Quarter Ended January 31, 1997


                             --------------------
                             Financial Statements
                             --------------------


                                  PRAB, INC.

                           (A Michigan Corporation)

                             5944 E. Kilgore Road
                                P.O. Box 2121
                          Kalamazoo, Michigan 49003


                                                                         6/11
                                  PRAB, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEET


                                            January 31,    October 31,
                                              1997            1996
                                            ----------    -----------
                                            Unaudited        (Note)
ASSETS
  Current assets:
    Cash                                    $   20,700      $  491,367
    Accounts Receivable                      2,450,760       2,728,507
    Inventories (Note 2)                     1,363,720       1,143,456
    Other current assets                       197,123          37,843
    Deferred income taxes                      262,830         262,830
                                            ----------      ----------

      Total current assets                   4,295,133       4,664,003
                                            ----------      ----------

  Property, plant and equipment
    (net of accumulated depreciation
    of $3,224,724 and $3,182,979
    respectively)                              919,530         930,721
                                            ----------      ----------

  Other assets                                 359,164         360,337
                                            ----------      ----------

      Total assets                          $5,573,827      $5,955,061
                                            ==========      ==========

LIABILITIES AND STOCKHOLDERS' EQUITY:
  Current Liabilities:
    Accounts and note payable               $1,759,801      $1,892,435
    Other current liabilities                1,384,823       1,587,810
                                            ----------      ----------

      Total current liabilities              3,144,624       3,480,245
                                            ----------      ----------

  Long term debt                             1,896,802       1,982,130
                                            ----------      ----------

  Other non-current liabilities                 15,215          14,940
                                            ----------      ----------

  Stockholder's equity:
    Convertible preferred stock                275,000         275,000
    Common stock                               175,734         175,734
    Retained Earnings                           66,452          27,012
                                            ----------      ----------

      Total stockholders' equity               517,186         477,746
                                            ----------      ----------

      Total liabilities and stock-
           holders' equity                  $5,573,827      $5,955,061
                                            ==========      ==========



Note: The balance sheet at October 31, 1996, has been taken from the audited financial statements at that date and condensed.


                                                                         7/11
                                  PRAB, INC.

                      CONSOLIDATED STATEMENT OF EARNINGS
                                 (Unaudited)

                                                   Three Months Ended
                                                       January 31
                                                ------------------------

                                                  1997           1996
                                                  ----           ----
Net Sales                                     $ 3,474,191    $ 3,423,441
                                              -----------     ----------

Costs and expenses:
  Cost of products sold                         2,165,721      2,245,415
  Selling, general and
    administrative expenses                     1,181,408      1,036,026
                                              -----------    -----------
                                                3,347,129      3,281,441
                                              -----------    -----------
    Operating income                              127,062        142,000
                                              -----------    -----------
 Other income (deductions):
   Interest expense                               (83,497)           475
   Non-competition agreement                           --         14,989
   Sale of property, plant and
     equipment                                         --             25
                                              -----------    -----------
                                                  (83,497)        15,489
                                              -----------    -----------
 Income before income taxes                        43,565        157,489

 Provision for income taxes                            --             --
                                              -----------    -----------
  Net income                                  $    43,565    $   157,489
                                              ===========    ===========

 Earnings Per Common Share: (Note 4)

 Primary                                      $       .02    $       .03
                                              ===========    ===========


                                                                         8/11
                                  PRAB, INC.

                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (Unaudited)

                                                         Three months ended
                                                             January 31
                                                      -----------------------
                                                         1997          1996
                                                         ----          ----
Net cash provided by (used in)
  operating activities                                $(300,988)    $(217,858)
                                                      ---------     ---------

Cash flows from investing activities:
  Acquisition of property,
    plant and equipment                                 (30,554)      (41,500)
  Proceeds from sale of equipment                             0            25
                                                      ---------     ---------

  Net cash provided by (used in)
    investing activities:                               (30,554)      (41,475)
                                                      ---------     ---------


Cash flows from financing activities:
  (Payment)/Proceeds on long-term debt
    and current maturities                              (90,000)            0
  Net Increase (Decrease) in short
    term borrowings                                     (45,000)            0
  Dividend payments                                      (4,125)      (24,000)
                                                      ---------     ---------

Net cash provided by (used in)
  financing activities                                 (139,125)      (24,000)
                                                      ---------     ---------

Net increase (decrease) in cash                       $(470,667)    $(283,333)
                                                      =========     =========



                                                                         9/11
                                  PRAB, INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (unaudited)

1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

    The condensed consolidated balance sheet at January 31, 1997, the consolidated statement of earnings and the condensed consolidated statement of cash flows for the three-month periods ended January 31, 1997 and 1996, have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows at January 31, 1997, and for all periods presented have been made.

    Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's October 31, 1996, annual report to stockholders. The results of operations for the period ended January 31, 1997, is not necessarily indicative of the operating results for the full year.




2.  INVENTORIES:

                Inventories consist of the following:

                                           January        October
                                           31, 1997       31, 1996
                                         -----------    -----------
      Raw materials                      $   787,092    $   798,026
      Work in process                        376,161        171,355
      Finished goods and display units       200,467        174,075
                                          ----------     ----------

      Total inventories                  $ 1,363,720    $ 1,143,456
                                         ===========    ===========



3.  UNUSED LINE OF CREDIT:

    The current agreement allows maximum financing of $1,670,000. All of the Company's assets provide security for the borrowings. As of January 31, 1997 the amount borrowed on the line of credit was $859,000.

                                                                        10/11

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

     Fully diluted earnings per common share amounts are not presented for January 31, 1997 and 1996 because of being identical with primary earnings per share.

     Following is a reconciliation of the weighted average number of shares actually outstanding with the number of shares used in the computations of primary earnings per common share.


                                      Three Months Ended
                                         January 31,
                                       1997        1996
                                    ---------------------
Primary:
  Weighted average number of
    shares actually outstanding     1,757,339   2,647,860
  Convertible preferred stock         366,667   2,000,000
  Stock options                        79,535      96,687
                                    ---------   ---------
                                    2,203,541   4,744,547
                                    =========   =========


                                                                        11/11

                           FINANCIAL DATA SCHEDULE