Form 10QSB
period 1997-04-30
PRAB INC
filed 1997-06-04
CIK 354383

U.S. SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                 FORM 10-QSB
(Mark One)
[X]            QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934


               For the Quarterly period ended:  April 30, 1997

[ ]            TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
               EXCHANGE ACT

               For the transition period from__________to________

               Commission file number:    0-10187
                                      ___________

                                  Prab, Inc.
               __________________________________________________
                   (Exact name of small business issuer as
                          specified in its charter)

             Michigan                            38-1654849
_________________________________________________________________
(State or other jurisdiction of            (I.R.S. Employer
 incorporation or organization)             Identification No.)


  5944 E. Kilgore Rd, P.O. Box 2121, Kalamazoo, Michigan 49003
_________________________________________________________________
             (Address of principal executive offices)
                           (Zip Code)

                                (616) 382-8200
_________________________________________________________________
                         (Issuer's telephone number)


_________________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes__X__   No _____

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common Stock, par value $.10 per share - 1,757,339 shares outstanding at May 31, 1997.

                                     1/11

                        PART I - FINANCIAL INFORMATION



Item 1.   Financial Statements

     The following Financial Statements are attached hereto in response to
Item 1:

                     Condensed Consolidated Balance Sheet
                          April 30, 1997 (Unaudited)
                               October 31, 1996

                      Consolidated Statement of Earnings
                      Three months ended April 30, 1997
                             and 1996 (Unaudited)

                       Six months ended April 30, 1997
                             and 1996 (Unaudited)

                       Condensed Consolidated Statement
                          of Cash Flows (Unaudited)
                       Six months ended April 30, 1997
                             and 1996 (Unaudited)

                       Notes to Condensed Consolidated
                             Financial Statements

Item 2.   Management's Discussion and Analysis or Plan of Operation

        Material changes in Financial Condition. Cash decrease resulted primarily from inventory purchases, prepaid general insurance, payment of fiscal year 1996 accrued bonus and profit sharing, quarterly debt payments, paying the litigation settlement on the K-L Landfill, and paying down the line of credit. Accounts receivable decrease resulted from lower sales in the second quarter of 1997 versus the fourth quarter of 1996 combined with collection on several past due invoices. Inventory increased to meet high sales scheduled to ship in June. Other current assets increased primarily from prepaid general insurance, advertising, and pension fund.

        Accounts and note payable decreased due to paying down the line of credit which was partially offset by increased accounts payable. The decrease in other current liabilities resulted primarily from lower accrued bonus, profit sharing, commissions, and litigation on the K-L Landfill. Long term debt decrease resulted from the quarterly payments in January and April.

                                     2/11

        Material Changes in Results of Operation. Sales in the first half of 1997 were 6% higher than the first half of 1996. Higher sales resulted primarily from increased parts sales.

        Costs of products sold were 62% in the first half of 1997 compared to 65% a year ago. The lower costs of sales percent in 1997 resulted primarily from a more favorable product mix, lower material cost as a percentage of sales, and installation cost overruns on a job in the first half of 1996. Selling, general and administrative expenses were 31% in the first six months of 1997 compared to 30% in the same period a year ago.

        Interest expense increase resulted from debt incurred at the end of fiscal year 1996 to repurchase Prab stock from the State of Michigan.

        The order backlog of $3,280,000 at the end of the second quarter ended April 30, 1997 compares with $3,643,000 at the end of the previous quarter ended January 31, 1997 and $3,595,000 at the end of the second quarter a year ago.

                         PART II - OTHER INFORMATION


Item 6.        Exhibits and Reports on Form 8-K


               (a)    Exhibits:     None

               (b)    Reports on Form 8-K:

                      No reports on Form 8-K have been filed during the quarter for which this report is filed.

                                     3/11

                                  SIGNATURES
                                  ----------


Pursuant to the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     PRAB, INC.


Date:   June 3, 1997               By:    /S/ John J. Wallace
                                          -------------------
                                          John J. Wallace
                                   Its:   Chairman of the Board



Date:   June 3, 1997               By:    /S/ Robert W. Klinge
                                          --------------------
                                          Robert W. Klinge
                                   Its:   Controller

                                     4/11

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549





                       Quarterly Report on Form 10-QSB
                     For the Quarter Ended April 30, 1997




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

                             --------------------






                                  PRAB, INC.

                           (A Michigan Corporation)

                             5944 E. Kilgore Road
                                P.O. Box 2121
                          Kalamazoo, Michigan 49003


                                     5/11





                                  PRAB, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEET


                                           April 30,       October 31,
                                            1997             1996
                                          ---------       -----------
                                          Unaudited         (Note)
ASSETS
Current assets:
  Cash                                     $   66,681      $  491,367
  Accounts Receivable                       2,500,856       2,728,507
  Inventories (Note 2)                      1,291,089       1,143,456
  Other current assets                        258,692          37,843
  Deferred income taxes                       262,830         262,830
                                           ----------      ----------
      Total current assets                  4,380,148       4,664,003
                                           ----------      ----------

  Property, plant and equipment
    (net of accumulated
     depreciation of $3,266,469
     and $3,182,979 respectively)             937,467         930,721
                                           ----------      ----------
  Other assets                                362,405         360,337
                                           ----------      ----------
      Total assets                         $5,680,020      $5,955,061
                                           ==========      ==========

LIABILITIES AND STOCKHOLDERS' EQUITY:
  Current Liabilities:
    Accounts and note payable              $1,621,802      $1,892,435
    Other current liabilities               1,401,105       1,587,810
                                           ----------      ----------
      Total current liabilities             3,022,907       3,480,245
                                           ----------      ----------
  Long term debt                            1,811,474       1,982,130
                                           ----------      ----------
  Other non-current liabilities                15,490          14,940
                                           ----------      ----------

  Stockholders' equity:
    Convertible preferred stock               275,000         275,000
    Common stock                              175,734         175,734
    Retained Earnings                         379,415          27,012
                                           ----------      ----------

      Total stockholders' equity              830,149         477,746
                                           ----------      ----------

      Total liabilities and stock-
           holders' equity                 $5,680,020      $5,955,061
                                           ==========      ==========

Note: The balance sheet at October 31, 1996, has been taken from the audited financial statements at that date and condensed.


                                     6/11




                                  PRAB, INC.

                      CONSOLIDATED STATEMENT OF EARNINGS
                                 (Unaudited)

                                     Three months ended             Six months ended
                                          April 30,                      April 30,
                                  -----------------------        -----------------------
                                    1997            1996         1997               1996
                                    ----            ----         ----               ----

Net Sales                        $ 4,077,317    $ 3,686,315    $ 7,551,508    $ 7,109,756
                                 -----------    -----------    -----------    -----------
Costs and expenses:
  Cost of products sold            2,506,538      2,385,996      4,672,259      4,631,411
  Selling, general and
    administrative expenses        1,178,601      1,082,165      2,360,009      2,118,191
                                 -----------    -----------    -----------    -----------
                                   3,685,139      3,468,161      7,032,268      6,749,602
                                 -----------    -----------    -----------    -----------

    Operating Income                 392,178        218,154        519,240        360,154
                                 -----------    -----------    -----------    -----------

Other income (deductions):
  Interest expense                   (75,090)           435       (158,587)           910
  Non-Competition Agreement             --             --             --           14,989
  Sale of property, plant, and
    equipment                           --             (222)          --             (197)
                                 -----------    -----------    -----------    -----------
                                     (75,090)           213       (158,587)        15,702
                                 -----------    -----------    -----------    -----------

Income before income taxes       $   317,088        218,367    $   360,653        375,856

Provision for income taxes              --             --             --             --
                                 -----------    -----------    -----------    -----------

Net income                       $   317,088    $   218,367    $   360,653    $   375,856
                                 ===========    ===========    ===========    ===========

Net Income per share: (Note 4)

     Primary                     $      0.14    $      0.04    $      0.16    $      0.07
                                 ===========    ===========    ===========    ===========




                                     7/11



                                  PRAB, INC.

                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (Unaudited)

                                                   Six Months Ended
                                                        April 30
                                                  1997            1996
                                                ----------------------
Net cash provided by (used in)
  operating activities                          $ 232,800    $  95,282
                                                ---------    ---------
Cash flows from investing activities:
  Acquisition of property,
    plant and equipment                           (90,236)     (65,418)
  Proceeds from sale of equipment                       0           46
                                                ---------    ---------
  Net cash provided by (used in)
   investing activities:                          (90,236)     (65,372)
                                                ---------    ---------
Cash flows from financing activities:
  (Payment)/Proceeds on long-term
    debt and current maturities                  (180,000)           0
  Net increase (decrease) in Short
    term borrowings                              (379,000)           0
  Dividend Payments                                (8,250)     (48,000)
                                                 ---------    ---------

Net cash provided by (used in)
  financing activities                           (567,250)     (48,000)
                                                ---------    ---------
Net increase (decrease) in cash                 $(424,686)   $ (18,090)
                                                 =========    =========


                                     8/11

                                  PRAB, INC.


             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (unaudited)

1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

     The condensed consolidated balance sheet at April 30, 1997, the consolidated statement of earnings and the condensed consolidated statement of cash flows for the three-month and six month periods ended April 30, 1997 and 1996, have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows at April 30, 1997, and for all periods presented have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's October 31, 1996, annual report to stockholders. The results of operations for the period ended April 30, 1997, is not necessarily indicative of the operating results for the full year.

2.  INVENTORIES:

      Inventories consist of the following:

                                April        October
                              30, 1997      31, 1996
                             -----------   ---------
Raw materials                $  814,267   $  798,026
Work in process                 268,318      171,355
Finished goods and display
  units                         208,504      174,075
                             ----------   ----------

Total inventories            $1,291,089   $1,143,456
                             ==========   ==========


3.  UNUSED LINE OF CREDIT:

     The current agreement allows maximum financing of $1,670,000. All of the Company's assets provide security for the borrowings. As of April 30, 1997 the amount borrowed on the line of credit was $525,000.


                                     9/11

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

     Fully diluted earnings per common share amounts are not presented for April 30, 1997 and 1996 because of immaterial difference from primary earnings per share in both periods.

     Following is a reconciliation of the weighted average number of shares actually outstanding with the number of shares used in the computations of primary earnings per common share.

                                  Three Months Ended       Six Months Ended
                                      April 30                  April 30
                                   1997      1996            1997      1996
                                 --------------------      ----------------
Primary:
  Weighted average number of
    shares actually
    outstanding                  1,757,339  2,647,860     1,757,339  2,647,860
  Convertible preferred
    stock                          366,667  2,000,000       366,667  2,000,000
  Stock options                     66,197     62,498        73,260     66,893
                                 ---------  ---------     ---------  ---------
                                 2,190,203  4,710,358     2,197,266  4,714,753
                                 =========  =========     =========  =========


                                    10/11