Form 10QSB
period 1997-07-31
PRAB INC
filed 1997-09-05
CIK 354383

                   U.S. SECURITIES AND EXCHANGE COMMISSION




                            WASHINGTON, D.C. 20549

                                 FORM 10-QSB
(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the Quarterly period ended: July 31, 1997

[ ]    TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

       For the transition period from            to            .
                                     -----------   ------------


       Commission file number:       0-10187
                              ---------------

                                  Prab, Inc.
       ----------------------------------------------------------------------
                   (Exact name of small business issuer as
                          specified in its charter)

           Michigan                                           38-1654849
       ----------------------------------------------------------------------
(State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                         Identification No.)

         5944 E. Kilgore Rd, P.O. Box 2121, Kalamazoo, Michigan 49003
       ----------------------------------------------------------------------
                   (Address of principal executive offices)
                                  (Zip Code)

                                (616) 382-8200
       ----------------------------------------------------------------------
                         (Issuer's telephone number)

       ----------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

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

Common Stock, par value $.10 per share - 1,757,339 shares outstanding at August 31, 1997.

                        PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

     The following Financial Statements are attached hereto in response to
Item 1:

                     Condensed Consolidated Balance Sheet
                          July 31, 1997 (Unaudited)
                               October 31, 1996

                      Consolidated Statement of Earnings
                       Three months ended July 31, 1997
                             and 1996 (Unaudited)

                       Nine months ended July 31, 1997
                             and 1996 (Unaudited)

                       Condensed Consolidated Statement
                                of Cash Flows
                       Nine months ended July 31, 1997
                             and 1996 (Unaudited)

                       Notes to Condensed Consolidated
                             Financial Statements

Item 2.   Management's Discussion and Analysis or Plan of Operation

     Material Changes in Financial Condition. Accounts receivable decrease resulted primarily from collection of several large past due invoices combined with a more aggressive collection effort which decreased days sales outstanding to 45 days versus 59 days at the end of fiscal year 1996. Inventory increased primarily from higher levels of work in process. Other current assets increased primarily from prepaid general insurance, workers compensation insurance, and employee benefits.

        Accounts and note payable decreased due to completely paying off the line of credit which was partially offset by increased accounts payable. The increase in other current liabilities resulted primarily from increased customer deposits. Long term debt decrease resulted from quarterly payments in January, April, and July combined with an additional $300,000 voluntary principal payment in July.

Material changes in Results of Operation. Sales in the first nine months of 1997 were 5% higher than the first nine months of 1996. Higher sales resulted primarily from increased parts sales.

        Costs of products sold were 60% in the first nine months of 1997 compared to 62% a year ago. The lower costs of sales percent in 1997 resulted primarily from a more favorable product mix, lower material cost as a percentage of sales, and installation cost overruns on a job in the first nine months of 1996. Selling, general and administrative expenses were 32% in the first nine months of 1997 compared to 30% in the same period a year ago.

        Interest expense increase resulted from debt incurred at the end of fiscal year 1996 to repurchase Prab stock from the State of Michigan.

        The order backlog of $5,032,000 at the end of the third quarter ended July 31, 1997 compares with $3,280,000 at the end of the previous quarter ended April 30, 1997 and $3,738,000 at the end of the third quarter a year ago.

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

                            PRAB, INC.

Date:   September 5, 1997            By:    /S/ John J. Wallace
                                          ---------------------
                                            John J. Wallace
                                    Its:    Chairman of the Board


Date:   September 5, 1997            By:    /S/ Robert W. Klinge
                                          ----------------------
                                            Robert W. Klinge
                                    Its:    Controller

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549



                       Quarterly Report on Form 10-QSB
                     For the Quarter Ended July 31, 1997




                             Financial Statements





                                  PRAB, INC.

                           (A Michigan Corporation)

                             5944 E. Kilgore Road
                                P.O. Box 2121
                          Kalamazoo, Michigan 49003

                                  PRAB, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEET


                                             July 31,       October 31,
                                              1997             1996
                                           (Unaudited)        (Note)
                                           -----------      -----------
  ASSETS
  Current Assets:
    Cash                                    $  366,537      $  491,367
    Accounts Receivable                      2,031,798       2,728,507
    Inventories (Note 2)                     1,482,730       1,143,456
    Other current assets                       165,169          37,843
    Deferred income taxes                      262,830         262,830
                                            ----------      ----------

      Total current assets                   4,309,064       4,664,003
                                            ----------      ----------

  Property, plant and equipment
    (net of accumulated depreciation
    of $3,308,214 and $3,182,979
    respectively)                            1,026,262         930,721
                                            ----------      ----------

  Other assets                                 365,133         360,337
                                            ----------      ----------

    Total assets                            $5,700,459      $5,955,061
                                            ==========      ==========

LIABILITIES AND STOCKHOLDERS' EQUITY:
  Current Liabilities:
  Accounts and note payable                 $1,287,892      $1,892,435
  Other current liabilities                  1,773,106       1,587,810
                                            ----------      ----------

    Total current liabilities                3,060,998       3,480,245
                                            ----------      ----------

 Long term debt                              1,426,146       1,982,130
                                            ----------      ----------

 Other non-current liabilities                  15,765          14,940
                                            ----------      ----------

 Stockholder's equity:
   Convertible preferred stock                 275,000         275,000
   Common stock                                175,734         175,734
   Retained Earnings                           746,816          27,012
                                            ----------      ----------

     Total stockholders' equity              1,197,550         477,746
                                            ----------      ----------

     Total liabilities and stock-
       holders' equity                      $5,700,459      $5,955,061
                                            ==========      ==========

Note: The balance sheet at October 31, 1996, has been taken from the audited financial statements at that date and condensed.

                                  PRAB, INC.

                      CONSOLIDATED STATEMENT OF EARNINGS
                                 (Unaudited)


                               Three months ended                Nine months ended
                                     July 31,                         July 31,
                               ----------------------            ---------------------
                                  1997           1996             1997              1996
                                  ----           ----             ----              ----
Net Sales                     $  4,185,738    $  4,075,242    $ 11,737,246    $ 11,184,998
                              ------------    ------------    ------------    ------------


Cost and expenses:
  Cost of products sold          2,396,540       2,326,220       7,068,799       6,957,631
Selling, general and
    administrative expenses      1,351,142       1,251,583       3,711,150       3,369,774
                              ------------    ------------    ------------    ------------

                                 3,747,682       3,577,803      10,779,949      10,327,405
                              ------------    ------------    ------------    ------------

    Operating Income               438,056         497,439         957,297         857,593
                              ------------    ------------    ------------    ------------

Other income (deductions):
  Interest expense                 (66,530)          3,990        (225,118)          4,900
 Non-Competition Agreement            --              --              --            14,989
 Litigation Settlement                --           (63,767)           --           (63,767)
  Sale of property, plant,
    and equipment                     --                50            --              (147)
                              ------------    ------------    ------------    ------------

                                   (66,530)        (59,727)       (225,118)        (44,025)

Income before income taxes         371,526         437,712         732,179         813,568

Provision for income taxes            --              --              --              --
                              ------------    ------------    ------------    ------------

Net Income                    $    371,526    $    437,712    $    732,179    $    813,568
                              ============    ============    ============    ============

Net Income per share:
(Note 4)

  Primary                     $       0.17    $       0.09    $       0.33    $       0.16
                              ============    ============    ============    ============

                                  PRAB, INC.

                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (Unaudited)

                                              Nine Months Ended
                                                   July 31,
                                             1997           1996
                                          ------------------------
Net cash provided by (used in)
  operating activities                    $ 1,582,321    $   391,670
                                          -----------    -----------

Cash flows from investing activities:
  Acquisition of property,
    plant and equipment                      (220,776)      (109,525)
  Proceeds from sale of equipment                   0             96
                                          -----------    -----------

  Net cash provided by (used in)
    investing activities:                    (220,776)      (109,429)
                                          -----------    -----------

Cash flows from financing activities:
  Payment on long-term debt and
    current maturities                       (570,000)             0
  Net Increase (Decrease) in short-term
    borrowings                               (904,000)             0
  Dividend payments                           (12,375)       (72,000)
                                          -----------    -----------

Net cash provided by (used in)
  financing activities                     (1,486,375)       (72,000)

Net increase (Decrease) in cash           $  (124,830)   $   210,241
                                          ===========    ===========

                                  PRAB, INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)

1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

    The condensed consolidated balance sheet at July 31, 1997, the consolidated statement of earnings and the condensed consolidated statement of cash flows for the three-month and nine month periods ended July 31, 1997 and 1996, have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows at July 31, 1997, and for all periods presented have been made.

    Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's October 31, 1996, annual report to stockholders. The results of operations for the period ended July 31, 1997, is not necessarily indicative of the operating results for the full year.

2.  INVENTORIES:

     Inventories consist of the following:

                                July       October
                               31, 1997    31,  1996
                             ----------   ----------
Raw materials                $  887,375   $  798,026
Work in process                 390,338      171,355
Finished goods and display
  units                         205,017      174,075
                             ----------   ----------

Total inventories            $1,482,730   $1,143,456
                             ==========   ==========


3.   UNUSED LINE OF CREDIT:

     The current agreement allows maximum financing of $1,670,000. All of the Company's assets provide security for the borrowings. As of July 31, 1997 there were no borrowings on the line of credit.

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

     Fully diluted net income per share amounts are not presented for 1997 and 1996 because of being identical with primary net income per share.

     Following is a reconciliation of the weighted average number of shares actually outstanding with the number of shares used in the computations of primary net income per share.


                                Three Months Ended       Nine Months Ended
                                      July 31,                July 31,
                                  1997       1996         1997       1996
                               --------------------    ----------------------
Primary:
Weighted average number of
  shares actually outstanding   1,757,339   2,647,860   1,757,339   2,647,860
Convertible preferred stock       366,667   2,000,000     366,667   2,000,000
Stock options                      62,551      75,635      69,909      62,821
                                ---------   ---------   ---------   ---------

                                2,186,557   4,723,495   2,193,915   4,710,681
                                =========   =========   =========   =========