Form 10KSB
period 1997-10-31
PRAB INC
filed 1998-01-29
CIK 354383

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   ------
                                 FORM 10-KSB
             [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended October 31, 1997

               [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the transition period from ____ to ____

                        Commission file number 0-10187

                                  PRAB, INC.
                (Name of Small Business Issuer in its charter)

           Michigan                                            38-1654849
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                             Identification No.)

    5944 E. Kilgore Road
       P.O. Box 2121
     Kalamazoo, Michigan                                          49003
   (Address of principal                                       (Zip Code)
     executive offices)

                Issuer's telephone number:           (616) 382-8200

                             --------------------

        Securities Registered under Section 12(b) of the Exchange Act
                                     None

        Securities Registered under Section 12(g) of the Exchange Act
                         Common Stock, $.10 par value
                               (Title of Class)

     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ___x___    No ______

     Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.[ ]

     The issuer's revenues for its most recent fiscal year were: $16,914,611.

     The aggregate market value of Common Stock held by persons not "affiliated" with the issuer, based on the average bid and ask price of the Common Stock as of December 31, 1997, was $4,001,520. For purposes of this computation, all executive officers, directors and 5% shareholders of the Company have been assumed to be affiliates. Certain of such persons may disclaim that they are affiliates of the Company.

         As of December 31, 1997, the registrant had outstanding 1,757,339 shares of Common Stock, $.10 par value.

                     DOCUMENTS INCORPORATED BY REFERENCE

                                             Parts of Form 10-KSB Into Which
Identity of Document                             Document is Incorporated
--------------------                         -------------------------------

Definitive Proxy Statement with                          Part III
respect to the 1998 Annual Meeting
of Shareholders of the Company.

Transitional Small Business Disclosure Format:

Yes [   ]                  No [ X ]

                                    PART I

Item 1. Business

General

         The Company is a Michigan corporation organized in 1961. The Company's operations consist of designing and manufacturing conveyors, metal scrap reclamation systems and bulk material handling equipment. The Company sells its products worldwide through a network of factory sales engineers, manufacturers' agents, and distributors. These products are used in a variety of manufacturing processes to reduce labor costs, increase productivity, improve quality and save materials and energy resources.

Overview

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

Sales

         The Company's business is not seasonal; however, fluctuations in sales are common due to large system orders, which is typical of the capital equipment industry. Foreign sales and license fees accounted for 17%, 6%, and 6% of the Company's net sales for fiscal years 1997, 1996 and 1995, respectively. The Company's sales are not dependent on one or a few major customers.

Backlog

         The Company's backlog of orders as of October 31, 1997 and October 31, 1996 is set forth below. The Company believes all backlog orders outstanding as of October 31, 1997 will be filled within one year.

                                                          Increase
       As of                      As of                  (Decrease)
    October 31,                October 31,                From 1996
       1997                       1996                     to 1997
   -------------              -------------              ----------
   $4,588,000                 $3,244,000                     41%


Marketing and Distribution

         The Company maintains demonstration equipment in its factory applications laboratory.

         The Company generates inquiries through advertising, trade shows, trade releases, and customer referrals. Sales of all the Company's products are made by factory sales engineers, manufacturing agents, distributors and licensees.


Engineering and Design Development

         The Company's engineering and design personnel develop and modify its products to meet customers' specifications. Most of the Company's products require a certain amount of custom engineering or design work. The Company does not engage in substantial research and development activities.

Manufacturing

         The Company fabricates and assembles the primary components of its products. The principal materials used in all of the Company's products are bar and sheet metal, stampings, castings, machined parts, electrical components, completed controls and finished goods. All of these materials are readily available from a variety of sources.

         Warranty expense for the past three years has been approximately $357,000, $497,000, and $525,000 for 1995, 1996 and 1997, respectively.

         None of the Company's principal products require government approval and compliance with governmental regulations is not a significant factor in the Company's business. The costs and effects of compliance with environmental laws is not a significant factor in the Company's business.

Patents and Trademarks

         The Company owns numerous domestic and foreign patents and has developed technology and special skills relating to metal scrap reclamation systems, conveyors, and bulk material handling equipment. While the aggregate protection afforded by these patents is of value, the Company does not consider that the successful conduct of any material part of its business is dependent upon such protection. The Company holds registered trademarks for the names "Prab", "Hapman", "Harpoon", and "Helix".

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

Employees

         As of December 31, 1997, the Company employed 94 persons, 92 of which persons were employed on a full-time basis. 44 of the employees are covered by a collective bargaining agreement with the United Steelworkers of America, AFL-CIO-CLC. The three-year contract with the Union expires on November 1, 1998.

Year 2000 Compliance.

         The Company has conducted a review of the expected impact of the Year 2000 on the Company's computer software and hardware. In the opinion of management, there is no reason to believe that any computer systems or software used internally by the Company will materially affect transactions with any customer, supplier or business partner, now or in the future. In addition, in the opinion of management, there is no reason to believe that Year 2000 failure of any computer systems operated by the Company's suppliers and business partners would have a material adverse effect on the Company's operations.

Item 2.  Properties

         All of the Company's offices and manufacturing facilities are located in Kalamazoo, Michigan, in a 72,000 square foot building owned by the Company.

         The Company's facility has been used for conveyor manufacturing since the early 1960's. The facility's office space is more than adequate for the Company's present level of business, and the manufacturing capacity is under-utilized with a full first shift operation and a small second shift operation. The facility is in good operating condition. The Company's bank holds a mortgage on the facility to secure payment of the Company's obligations to it.

Item 3.  Legal Proceedings

         The Company is subject to claims and lawsuits arising in the ordinary course of business. In the opinion of management, all such pending claims and lawsuits are either adequately covered by insurance or, if not insured, will not have a material adverse effect on the Company.

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


                                   PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

         The following table sets forth the range of high and low bid information for the Company's two most recent fiscal years:

                                                                      1997
                                            ------------------------------------------------------------
                                            First             Second            Third            Fourth
                                            Quarter           Quarter           Quarter          Quarter
Stock Price                (bid)            -------           -------           -------          -------
                           High             1 13/16           1 1/2             1 3/8            1 7/8
                           Low              1 1/2             1 3/8             1                1 1/4
                                                                      1996
                                            ------------------------------------------------------------
                                            First             Second            Third            Fourth
                                            Quarter           Quarter           Quarter          Quarter
Stock Price                (bid)            -------           -------           -------          -------
                           High             1 3/4             1 3/4             1 5/8            1 3/4
                           Low              1 1/4             1 5/16            1 3/8            1 3/8

         The Common Stock is regularly quoted on the OTC Bulletin Board (OTCBB). The above bid prices are quotations reflecting inter-dealer prices, without retail markup, markdown or commissions, and may not necessarily represent actual transactions. At December 31, 1997, there were approximately 1,099 record holders of the Company's Common Stock.

         The Company has paid no dividends on its Common Stock. The payment of dividends in the future will be dependent upon the financial condition, capital requirements, earnings of the Company and such other factors as the Board of Directors may deem relevant.

Item 6.  Management's Discussion and Analysis or Plan of Operation

Overview of Recent Significant Events

         Net sales in 1997 increased 10% and new order bookings increased 17% when compared to 1996. Operating profits in 1997 increased by $473,170 resulting primarily from a more favorable product mix.

         In July 1997, the Company made a $300,000 voluntary principal payment on its bank term debt. In November 1997, the Company paid all subordinated debt holders in full using a combination of cash on hand and drawing on its bank line of credit. The payment should lower interest expense in 1998 as the Company was paying 12% on the subordinated debt versus 8% (as of December 31, 1997) on the line of credit. Total debt repayment in 1997 amounted to $1,114,000.


1997 Compared to 1996

         Net sales increased 10% in 1997 to $16,915,000 from $15,389,000 in
1996. Part sales grew to 20% of total sales versus less than 18% a year ago.

         The Company's business is highly competitive and very sensitive to price. The increase in net sales in 1997 was primarily due to increased sales of parts and chip processing systems. The actual sales fluctuation due to price is not known.

         Cost of sales compared to net sales decreased to 59% in 1997 from 62% in 1996. Selling, general and administrative expenses were 31% of net sales in 1997 and 30% in 1996.

         Interest expense increased as a result of debt incurred at the end of fiscal year 1996 to repurchase the Company's common and preferred stock from the State of Michigan.

         The Company has restated its previously reported earnings for 1996 and will restate its earnings for the first three fiscal quarters of 1996 and 1997 to reflect the Company's income tax recoveries as a direct increase to paid-in capital rather than a component of earnings. The Company's 1997 financial statements included with this report have been prepared on a basis consistent with the restatement. See footnote 16 of Notes to Consolidated Financial Statements for an explanation of the restatement and its effect on previously reported 1996 earnings.

Trends

         The Company's current backlog of orders combined with first half bookings should allow sales for the Company to remain steady for the first half of fiscal 1998. Sales should generally follow the national economic trends in the second half.

         Sales of bulk material handling parts and equipment in fiscal 1997 increased 5% above 1996 sales. Sales of metal scrap processing conveyors, parts, and chip systems in fiscal 1997 increased 14% above 1996 sales.

Liquidity and Financial Condition

         The Company's primary cash requirements in 1997 were operating expenses, capital expenditures, debt repayment, and interest payments on debt.

         In fiscal 1997, the Company's operations provided $946,000 of cash and the Company had working capital at the end of the year of $1,738,000 compared to $1,184,000 a year ago. The increase resulted primarily from higher accounts receivable, inventory, and prepaid insurance. Accounts receivable increased $636,000 which increased days sales outstanding to 66 days compared to 61 days a year ago. The increase resulted primarily from higher sales in the fourth quarter of 1997 versus a year ago. Capital expenditures were up from the prior year with $281,000 in 1997 versus $142,000 in 1996. Other assets increased primarily because of an increase in deferred income taxes.

         The Company had $450,000 outstanding on a $1,670,000 line of credit at October 31, 1997. The line of credit also supported a $17,500 letter of credit which left a balance of $1,202,500 available to the Company.
The Company believes this financing, combined with cash generated by operations in 1998, will provide sufficient funds to finance working capital requirements, capital additions, and debt repayments.


Summary

         The Company's net income for 1998 will be positively impacted by lower interest expense on reduced debt. Excess cash will continue to be primarily used to reduce debt. The Company's order backlog is higher going into the first quarter than the previous year and should produce a profitable first quarter.

Item 7.  Financial Statements

    (a) The following Financial Statements are attached hereto in response to Item 7:

         Independent Auditor's Report - Plante & Moran

         Consolidated Balance Sheets - October 31, 1997 and October 31, 1996

         Consolidated Statement of Income - Years ended October 31, 1997 and October 31, 1996

         Consolidated Statement of Stockholders' Equity - Years ended October 31, 1997 and October 31, 1996

         Consolidated Statement of Cash Flows - Years ended October 31, 1997 and October 31, 1996

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

Item 13. Exhibits and Reports on Form 8-K

         (a)  The following exhibits are attached hereto:

Exhibit             Description of Exhibit
Number              ----------------------
-------

3(i) Second Restated Articles of Incorporation of the Company, as amended, incorporated herein by reference to Exhibit 3(ii) of the Company's Form 8-A/A (Amendment No.1) dated May 25, 1995.

3(ii) By-Laws of the Company, as amended, incorporated herein by reference to Exhibit 4 of the Company's Form 8-A/A (Amendment No.1) dated May 25, 1995.

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

4b $1,800,000 Commercial Term Note dated October 31, 1996 from the Company to FMB-Arcadia Bank (now known as The Huntington National
         Bank) incorporated herein by reference to Exhibit 4b of the Company's Form 8-K dated October 31, 1996.

4c Security Agreement with Addendum dated October 31, 1996 from the Company to FMB-Arcadia Bank (now known as The Huntington National
         Bank) incorporated herein by reference to Exhibit 4c of the Company's Form 8-K dated October 31, 1996.

4d Future Advance Mortgage dated October 30, 1992 from the Company to FMB-Arcadia Bank (now known as The Huntington National Bank), together with Amendment to Mortgage dated October 31, 1996 incorporated herein by reference to Exhibit 4d of the Company's Form 8-K dated October 31, 1996.

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

24e.     Power of Attorney for John J. Wallace

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

                                            PRAB, INC.


                                            By:      /s/ Gary A. Herder
                                                     ------------------
                                                     Gary A. Herder
                                                     President
January 28, 1998

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature                  Title                      Date
---------                  -----                      ----

----------------------     Chairman of the            January 28, 1998
*John J. Wallace           Board and Director

/s/ Gary A. Herder         President, Principal       January 28, 1998
----------------------     Executive Officer
Gary A. Herder             Principal Financial
                           Officer, and Director

----------------------     Secretary and Director     January 28, 1998
*Eric V. Brown, Jr.

----------------------     Director                   January 28, 1998
*William Blunt

----------------------     Director                   January 28, 1998
*James H. Haas

----------------------     Director                   January 28, 1998
*John Garside

/s/ Robert W. Klinge       Controller (Principal      January 28, 1998
----------------------     Accountant)
Robert W. Klinge
*
By:/s/ Gary A. Herder                                 January 28, 1998
   -------------------
Gary A. Herder
Attorney-in-Fact

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                         Annual Report on Form 10-KSB
                     For the Year Ended October 31, 1997


                                    -----


                             Financial Statements
                              Index to Exhibits
                                   Exhibits


                                    -----


                                  PRAB,INC.
                           (A Michigan Corporation)
                             5944 E. Kilgore Road
                                P.O. Box 2121
                          Kalamazoo, Michigan 49003

                         Independent Auditor's Report



To the Directors and Stockholders
Prab, Inc.


We have audited the accompanying consolidated balance sheet of Prab, Inc. and subsidiary as of October 31, 1997 and 1996, and the related consolidated statements of income, stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Prab, Inc. and subsidiary at October 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.



                                         /s/ Plante & Moran, LLP
                                         -----------------------
                                             Plante & Moran, LLP



Kalamazoo, Michigan
December 10, 1997


                          PRAB, INC. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEET

                                    ASSETS


                                                                                             OCTOBER 31
                                                                             ------------------------------------------

                                                                                     1997                  1996
                                                                             --------------------   -------------------
CURRENT ASSETS
    Cash                                                                      $            26,235    $          491,367
    Accounts receivable, net of allowance for doubtful
        accounts of $42,094 in 1997 and $39,190 in
        1996                                                                            3,364,163             2,728,507
    Inventories (Note 2)                                                                1,367,463             1,143,456
    Deferred income taxes (Note 8)                                                        290,000               262,830
    Other current assets (Note 14)                                                        206,068                37,843
                                                                              -------------------    ------------------

                  Total current assets                                                  5,253,929             4,664,003

PROPERTY, PLANT AND EQUIPMENT (Note 3)                                                  1,041,231               930,721

OTHER ASSETS
    Deferred charges, net of accumulated amortization
        of $4,451 in 1997 and $0 in 1996 (Note 1)                                          21,206                25,657
    Deferred income taxes (Note 8)                                                        523,000               316,535
    Other assets                                                                          102,364                18,145
                                                                              -------------------    ------------------

                  Total other assets                                                      646,570               360,337










                                                                              -------------------    ------------------

                  Total assets                                                $         6,941,730    $        5,955,061
                                                                              ===================    ==================


See Notes to Consolidated Financial Statements.



                     LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                                             OCTOBER 31
                                                                             ------------------------------------------

                                                                                     1997                  1996
                                                                             --------------------   -------------------
CURRENT LIABILITIES
    Notes payable - Bank (Note 5)                                             $           450,000    $          904,000
    Current portion of long-term debt (Note 4)                                            360,000               360,000
    Accounts payable                                                                    1,113,251               988,435
    Customer deposits                                                                     445,897               189,187
    Salaries, wages and vacation                                                          423,801               412,609
    Commissions                                                                           359,380               316,133
    Other accrued expenses (Note 13)                                                      363,305               309,881
                                                                              -------------------    ------------------

                  Total current liabilities                                             3,515,634             3,480,245

LONG-TERM DEBT - RELATED PARTY (Note 4)                                                   367,840               355,583

LONG-TERM DEBT (Note 4)                                                                   972,977             1,626,547

DEFERRED COMPENSATION (Note 6)                                                             16,039                14,940

STOCKHOLDERS' EQUITY
    Convertible preferred stock (Note 12) - $.75 par value:
        Authorized 2,000,000 shares
        Issued and outstanding 366,667 shares at October 31,
           1997 and 1996                                                                  275,000               275,000
    Common stock - $.10 par value:
        Authorized 7,000,000 shares
        Issued and outstanding 1,757,339 at October 31, 1997 and 1996                     175,734               175,734
    Additional paid-in capital                                                            709,467                     -
    Retained earnings since November 1, 1995 (net of $4,228,988
        deficit eliminated October 31, 1995) (Note 1)                                     909,039                27,012
                                                                              -------------------    ------------------

                  Total stockholders' equity                                            2,069,240               477,746
                                                                              -------------------    ------------------

                  Total liabilities and stockholders' equity                  $         6,941,730    $        5,955,061
                                                                              ===================    ==================



See Notes to Consolidated Financial Statements.


                          PRAB, INC. AND SUBSIDIARY
                       CONSOLIDATED STATEMENT OF INCOME



                                                                                      YEAR ENDED OCTOBER 31
                                                                           --------------------------------------------

                                                                                   1997                   1996
                                                                           --------------------   ---------------------

NET SALES                                                                   $        16,914,611    $         15,389,060

COST OF SALES                                                                        10,015,157               9,543,374
                                                                            -------------------    --------------------

GROSS PROFIT                                                                          6,899,454               5,845,686

SELLING, GENERAL AND ADMINISTRATIVE
    EXPENSES                                                                          5,220,069               4,639,471
                                                                            -------------------    --------------------

OPERATING INCOME                                                                      1,679,385               1,206,215

OTHER INCOME (EXPENSES)
    Interest expense                                                                   (286,025)                 (4,700)
    Interest income                                                                       6,145                  14,793
    Loss on sale of property, plant and equipment                                             -                    (147)
    Non-competition agreement                                                                 -                  14,812
    Litigation settlement (Note 10)                                                           -                 (63,767)
                                                                            -------------------    --------------------

INCOME - Before income taxes                                                          1,399,505               1,167,206

INCOME TAX EXPENSE (Notes 8 and 16)                                                     500,978                 408,630
                                                                            -------------------    --------------------

NET INCOME (Note 16)                                                        $           898,527    $            758,576
                                                                            ===================    ====================


EARNINGS PER COMMON AND COMMON SHARE
    EQUIVALENT (Note 16)
        Primary                                                             $               .41    $               (.18)
                                                                            ===================    ====================

        Fully diluted                                                       $               .40    $               (.18)
                                                                            ===================    ====================


See Notes to Consolidated Financial Statements.


                          PRAB, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY


                                                 CONVERTIBLE PREFERRED       NON-CONVERTIBLE PREFERRED
                                                         STOCK                         STOCK
                                              -------------------------      -------------------------
                                                SHARES        AMOUNT           SHARES       AMOUNT
                                              ----------    -----------      ---------    -----------

BALANCE - October 31, 1995 ...............     2,000,000    $ 1,500,000        600,000    $   300,000

7% non-convertible preferred stock, and
    5% convertible preferred stock
    dividends (Note 12) ..................          --             --             --             --

Recognition of income tax recoveries
    subsequent to a quasi reorganization
    (Note 1) .............................          --             --             --             --

State of Michigan capital stock redemption
    (Note 15) ............................    (1,633,333)    (1,225,000)      (600,000)      (300,000)

Issuance of 123,249 common stock warrants
    (Note 15) ............................          --             --             --             --

Stock redemption costs (Note 15) .........          --             --             --             --

Exercise of 123,249 common stock warrants
    (Note 15) ............................          --             --             --             --

Net income, as restated for 1996 (Note 16)          --             --             --             --
                                             -----------    -----------    -----------    -----------

BALANCE - October 31, 1996 ...............       366,667        275,000           --             --

6% convertible preferred stock dividends
    (Note 12) ............................          --             --             --             --

Recognition of income tax recoveries
    subsequent to a quasi reorganization
    (Note 1) .............................          --             --             --             --

Net income ...............................          --             --             --             --
                                             -----------    -----------    -----------    -----------

BALANCE - October 31, 1997 ...............       366,667    $   275,000           --      $      --
                                             ===========    ===========    ===========    ===========






       COMMON STOCK                                            TOTAL
--------------------------     ADDITIONAL     RETAINED     STOCKHOLDERS'
   SHARES        AMOUNT     PAID-IN CAPITAL   EARNINGS        EQUITY
-----------    -----------  ---------------  -----------   ------------
  2,647,860    $   264,786    $ 1,120,789    $      --      $ 3,185,575



       --             --             --          (96,000)       (96,000)



       --             --          614,025           --          614,025


 (1,013,770)      (101,377)    (1,611,648)      (635,564)    (3,873,589)


    123,249         12,325        125,545           --          137,870

       --             --         (249,943)          --         (249,943)


       --             --            1,232           --            1,232

       --             --             --          758,576        758,576
-----------    -----------    -----------    -----------    -----------

  1,757,339        175,734           --           27,012        477,746


       --             --             --          (16,500)       (16,500)



       --             --          709,467           --          709,467

       --             --             --          898,527        898,527
-----------    -----------    -----------    -----------    -----------

  1,757,339    $   175,734    $   709,467    $   909,039    $ 2,069,240
===========    ===========    ===========    ===========    ===========

See Notes to Consolidated Financial Statements.


                          PRAB, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENT OF CASH FLOWS


                                                                YEAR ENDED OCTOBER 31
                                                              --------------------------

                                                                 1997            1996
                                                              -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                                $   898,527    $   758,576
    Adjustments to reconcile net income to net cash from
        operating activities:
           Depreciation and amortization                          175,022        173,456
           Amortization of discounts on subordinated notes         18,687           --
           Bad debt expense                                        10,880         15,649
           Loss on sale of assets                                    --              147
           Non-competition agreement                                 --          (14,812)
           Deferred taxes                                         475,832        396,850
           (Increase) decrease in assets:
               Accounts receivable                               (646,536)      (370,794)
               Inventories                                       (224,007)        (9,100)
               Other current and non-current assets              (252,685)        11,579
           Increase (decrease) in liabilities:
               Accounts payable                                   124,816          8,368
               Customer deposits                                  256,710         98,002
               Accrued expenses                                   107,863        100,585
               Income taxes payable                                  --          (25,190)
               Deferred compensation                                1,099          1,057
                                                              -----------    -----------

                  Net cash provided by operating activities       946,208      1,144,373

CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of equipment                                        (280,840)      (142,099)
    Proceeds from sale of equipment                                  --               96
                                                              -----------    -----------

                  Net cash used in investing activities          (280,840)      (142,003)


See Notes to Consolidated Financial Statements.



                          PRAB, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (Continued)



                                                             YEAR ENDED OCTOBER 31
                                                          --------------------------

                                                              1997           1996
                                                          -----------     ----------
CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds (repayment) of short-term debt                  (454,000)       904,000
    Proceeds from long-term debt                                 --        2,342,130
    Proceeds from issuance of subordinated debt with
       common stock warrants:
           Related parties                                       --           91,225
           Other                                                 --           47,877
    Payments on long-term debt                               (660,000)          --
    Payments for redemption of stock                             --       (4,123,532)
    Payment of dividends                                      (16,500)       (96,000)
                                                          -----------    -----------

                  Net cash used in financing activities    (1,130,500)      (834,300)
                                                          -----------    -----------

NET INCREASE (DECREASE) IN CASH                              (465,132)       168,070

CASH - Beginning of year                                      491,367        323,297
                                                          -----------    -----------

CASH - End of year                                        $    26,235    $   491,367
                                                          ===========    ===========

See Notes to Consolidated Financial Statements.

                          PRAB, INC. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          OCTOBER 31, 1997 AND 1996


NOTE 1 - NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

              The Company is engaged in the manufacturing of metal scrap reclamation systems, and conveyor equipment. The Company is also engaged in the manufacturing, service and sales of replacement parts for robots and automation systems. Major customers are in the metal working, chemical, pharmaceutical, and food processing industries throughout the United States, Canada, Mexico, Asia, and Europe. Sales outside the United States were approximately 17% of total sales in 1997 and 6% of total sales in 1996.

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

              Warranties - The Company's products are generally under warranty against defects in material and workmanship for a period of one year. The Company has established a reserve of $156,244 and $114,443 at October 31, 1997 and 1996,
              respectively, for these anticipated future warranty costs.

              Net Income Per Common and Common Equivalent Share - Per share amounts are based upon the weighted average number of common and dilutive common equivalent shares outstanding during the respective periods, as follows: 1997 - 2,197,970 and 2,218,693 for primary and fully diluted earnings per share, respectively; 1996 - 2,645,427 and 4,725,291 for primary and fully diluted earnings per share, respectively. In 1996, the effect of assuming the conversion of common equivalent shares to common stock was anti-dilutive. Amounts available for common stockholders used in computing earnings per share was determined by reducing net income by the preferred stock dividends of $96,000, the premium paid for the preferred stock redeemed (Note 15) which totaled $980,000, and stock redemption costs allocated to the convertible and non-convertible preferred stock redemption of $161,635.

                          PRAB, INC. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          OCTOBER 31, 1997 AND 1996


NOTE 1 - NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

              Deferred Charges - Deferred charges include $25,657 in costs for the issuance of debt related to the redemption of stock on October 31, 1996, which is discussed further in Note 15. These costs will be amortized according to the effective interest method over a period of 5 years. Amortization related to these deferred charges totaled $4,451 and $0 for the years ended October 31, 1997 and 1996, respectively.

              Elimination of Deficit in Retained Earnings - On October 31, 1995 the Company eliminated the earnings deficit amount on its balance sheet through a quasi-reorganization in accordance with the state laws of Michigan. The capital surplus (additional paid-in capital) was used to eliminate in its entirety a deficit of $4,228,988 in the balance sheet under stockholders' equity. Retained earnings shown on the balance sheet reflects earnings since November 1, 1995.

              Income tax recoveries of temporary differences and carryforwards that had not been recognized as of the date of the quasi reorganization that are recognized in subsequent years will be added directly to additional paid-in capital. Such income tax recoveries were $709,000 in 1997 and $614,000 in 1996.

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

              Concentration of Labor - Approximately 50% of the Company's workforce is subject to a collective bargaining agreement. The collective bargaining agreement expires November 1, 1998.

              Stock Options - The Company has two stock option plans (Note
              7). Options granted to employees are accounted for using the intrinsic value method, under which compensation expense is recorded at the amount by which the market price of the underlying stock at the grant date exceeds the exercise price of an option. Under the Company's plans, the exercise price on all options granted equals or exceeds the fair value of the stock at the grant date. Accordingly, no compensation cost is recorded as a result of stock option awards under these plans.

                          PRAB, INC. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          OCTOBER 31, 1997 AND 1996


NOTE 2 - INVENTORIES

              Inventories consist of the following:


                                                       1997         1996
                                                    ----------   ----------

              Raw materials                         $  938,863   $  798,026
              Work in process                          348,597      171,355
              Finished goods and display units          80,003      174,075
                                                    ----------   ----------

                                Total inventories   $1,367,463   $1,143,456
                                                    ==========   ==========


              Inventories are stated at the lower of cost, determined by the LIFO method, or market.

              If the FIFO method had been used for the entire consolidated group, inventories, after an adjustment to the lower of cost or market, would have been approximately $1,760,000 and $1,520,000 at October 31, 1997 and 1996, respectively.


NOTE 3 - PROPERTY, PLANT AND EQUIPMENT

              Cost of property, plant and equipment and depreciable lives are summarized as follows:


                                                                         DEPRECIABLE
                                                  1997         1996      LIFE-YEARS
                                               ----------   ----------   ----------

              Land                             $   28,939   $   28,939       --
              Buildings and improvements        1,700,063    1,665,007    10 - 30
              Machinery and equipment           2,665,539    2,419,754     3 - 10
                                               ----------   ----------

                         Total cost             4,394,541    4,113,700

              Accumulated depreciation          3,353,310    3,182,979
                                               ----------   ----------

                         Net carrying amount   $1,041,231   $  930,721
                                               ==========   ==========


              Depreciation expense aggregated $170,330 and $172,434 at October 31, 1997 and 1996, respectively.

                          PRAB, INC. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          OCTOBER 31, 1997 AND 1996


NOTE 4 - LONG-TERM DEBT

              Long-term debt consisted of the following:


                                                          1997         1996
                                                       ----------   ----------
              Term note payable collateralized by
              essentially all assets of the
              Company, bearing interest at the
              bank's prime rate plus .50%
              (effective rate 9% at October 31,
              1997), due in quarterly payments of
              $90,000 plus interest from January
              31, 1997 through October 31, 2001
              Effective December 4, 1997, the
              interest rate was reduced to a fixed
              rate of 8.25%                            $1,140,000   $1,800,000

              Subordinated notes payable to
              related parties, bearing interest at
              12%. As discussed in Note 15, these
              notes have been discounted to
              recognize interest at an effective
              rate of 18%. Interest only payments
              of $13,380 are due quarterly
              beginning January 31, 1997 through
              October 31, 2001 with the principal
              of $446,000 due on October 31, 2001
              The unamortized discount related to
              these notes on October 31, 1997
              totaled $78,172                             367,840      355,583

              Subordinated notes payable, bearing
              interest at 12%. As discussed in
              Note 15, these notes have been
              discounted to recognize interest at
              an effective rate of 18%. Interest
              only payments of $7,020 are due
              quarterly beginning January 31, 1997
              through October 31, 2001 with the
              principal of $234,000 due on October
              31, 2001. The unamortized discount
              related to these notes on
              October 31, 1997 totaled $41,011            192,977      186,547
                                                       ----------   ----------

                                Total                   1,700,817    2,342,130

                                Less current portion      360,000      360,000
                                                       ----------   ----------

                                Long-term portion      $1,340,817   $1,982,130
                                                       ==========   ==========

                          PRAB, INC. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          OCTOBER 31, 1997 AND 1996


NOTE 4 - LONG-TERM DEBT (Continued)

              Minimum principal payments on long-term debt to maturity as of October 31, 1997 are as follows:

                  1998                         $     360,000
                  1999                               360,000
                  2000                               360,000
                  2001                               620,817
                                               -------------

                                Total          $   1,700,817
                                               =============


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

              Included in interest expense are amounts attributable to the related party of approximately $66,000 in 1997 and $0 in 1996.

              The 12% subordinated notes described above were repaid by the Company in November 1997. Since the payoff amount of this debt exceeded its carrying amount, the effect of this transaction for the year ending October 31, 1998 will be to decrease income by approximately $117,000 before consideration of income taxes.


NOTE 5 - NOTE PAYABLE - BANK

              At October 31, 1997, the Company has available a $1,670,000 line of credit under a commercial revolving note, expiring March 31, 1998, bearing interest at the bank's prime rate of interest plus 1/2% for an effective rate of 9% at October 31, 1997. Available borrowings are based on a formula of eligible accounts receivable and inventory. Effective December 4, 1997, the interest rate under this agreement was reduced to 1/2% below prime. The line of credit supports letters of credit totaling $17,500 and $0 for the years ended October 31, 1997 and 1996, respectively.

                          PRAB, INC. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          OCTOBER 31, 1997 AND 1996


NOTE 6 - PENSION AND PROFIT SHARING PLANS

              As of October 31, 1997 and 1996, the Company is participating in a defined benefit plan for their collective bargaining unit. The following table sets forth the funded status of the Company's defined benefit pension plan and amounts recognized in the balance sheet at October 31, 1997 and 1996:

                                                                       1997          1996
                                                                   -----------    -----------
              Actuarial present value of accumulated
                  benefit obligation including vested benefits
                  of $691,085 and $647,936 in 1997 and 1996,
                  respectively                                     $   763,308    $   719,906
                                                                   ===========    ===========

              Projected benefit obligation for service
                  rendered to date                                 $  (763,308)   $  (730,386)

              Plan assets at fair value - Primarily non-
                  government obligations and listed stock            1,008,752        810,790
                                                                   -----------    -----------

              Assets in excess of projected benefit obligation         245,444         80,404

              Unrecognized net gain from experience
                  different than that assumed or change
                  in assumptions                                      (248,260)      (131,229)

              Unrecognized prior service cost due to plan
                  amendment being amortized over 15 years              102,898        108,834

              Unrecognized net obligation at November 1,
                  1987 being recognized over 15 years                  (20,026)       (24,100)
                                                                   -----------    -----------

                     Prepaid pension cost included in
                         other assets                              $    80,056    $    33,909
                                                                   ===========    ===========

              Pension expense included the following components:

                                                                       1997           1996
                                                                   -----------    -----------
              Service cost - Benefits earned during the year       $    19,447    $    17,440
              Interest cost on projected benefit obligation             49,406         47,384
              Actual return on plan assets                             (67,873)       (58,965)
              Net amortization and deferral                             (3,882)        (1,946)
                                                                   -----------    -----------

                     Net pension expense                           $    (2,902)   $     3,913
                                                                   ===========    ===========

                          PRAB, INC. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          OCTOBER 31, 1997 AND 1996


NOTE 6 - PENSION AND PROFIT SHARING PLANS (Continued)

              The discount rate used in determining the actuarial present value of the projected benefit obligation was 7% for 1997 and 1996. The expected long-term rate of return on assets was 8% for 1997 and 1996.

              The Company contributed $43,245 in 1997 and $45,358 in 1996 to the pension plan for hourly employees covered by its collective bargaining agreement. The Company's policy is to make annual contributions as required by applicable regulations.

              The Company's salaried employees profit sharing plan is a combination defined contribution profit sharing and 401(k) plan. The profit sharing plan covers substantially all employees of the Company other than those covered by the collective bargaining agreement. The profit sharing plan provides for an annual contribution of not less than 5% of the Company's income before income taxes, proceeds from life insurance policies and gain on sale of capital assets. Contributions for the profit sharing plan are used to buy Company stock. The stock under this plan is allocated to salaried employees based on their pro-rata compensation. Salaried employees vest in the shares of the Company based on a 5 year schedule, 10% in year 1, 20% in year 2, 40% in year 3, 70% in year 4, and 100% in year 5. Contributions made by the Company in accordance with the profit sharing plan were approximately $72,000 in 1997 and $66,000 in 1996. Employer matching contributions are made to the 401(k) plan in an amount equal to 25% of the lessor of: the amount designated by the employee for withholding and contribution to the 401(k) plan; or 4% of the employee's total compensation. In addition, the Company will make a contribution equal to 1% of each eligible employee's compensation who is employed on the last day of the plan year and who performs 1,000 or more hours of service for the Company during the plan year. The cost of this plan was $32,100 and $28,953 in 1997 and 1996, respectively.

              During the year ended October 31, 1993, the Company adopted a union 401(k) plan. The plan covers all employees of the Company covered by the collective bargaining agreement. Participation in the 401(k) plan is optional. Employer matching contributions are made to the 401(k) plan in an amount equal to 25% of the lessor of: the amount designated by the employee for withholding and contribution to the 401(k) plan; or 4% of employee's total compensation. Contributions to the plan totaled $10,537 and $10,837 for the years ended October 31, 1997 and 1996.

              The Company has entered into deferred compensation and salary continuation agreements with a key employee calling for periodic payments totaling $48,000 at retirement or death of the employee. The normal retirement date occurs during 2012. The liability has been recorded using the present value method.

                          PRAB, INC. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          OCTOBER 31, 1997 AND 1996


NOTE 7 - STOCK OPTION PLAN

              The Company maintains qualified and nonqualified stock option plans that provide for granting of options on common stock by the Board of Directors to officers and key employees. 227,500 shares remain reserved for issuance under the plans.

              Transactions involving the plans for years ended October 31, are summarized as follows:

                                                           1997              1996
                                                     ----------------  ----------------

                                                             WEIGHTED          WEIGHTED
                                                             AVERAGE           AVERAGE
                                                     OPTION  EXERCISE  OPTION  EXERCISE
                                                     SHARES   PRICE    SHARES   PRICE
                                                     ------- -------- -------- --------
              OUTSTANDING - Beginning of year        207,500   $1.18   207,500   $1.18

              Granted                                   --      --        --      --
              Canceled                                  --      --        --      --
              Exercised                                 --      --        --      --
                                                     -------   -----   -------   -----

              OUTSTANDING - End of year              207,500   $1.18   207,500   $1.18
                                                     =======   =====   =======   =====

              Eligible for exercise at end of year   207,500   $1.18   207,500   $1.18
                                                     =======   =====   =======   =====
                                                                  WEIGHTED
 OUTSTANDING                              EXPIRATION              AVERAGE
OPTION SHARES          ISSUE DATE            DATE             EXERCISE PRICE
-------------          ----------         ----------          --------------
   22,500               12/14/89            12/14/99             $ 2.3750
   70,000                2/22/91             2/22/01                .8125
   70,000               10/23/91            10/23/01               1.5625
   45,000                5/26/94             5/26/04                .5703

              Option prices for options outstanding at year-end were $.5703 - $2.375 for 1997 and 1996.

              The stock options are exercisable from the date issued and expire on various dates through 2004. None of the options granted involved compensation expense.

              As discussed in Note 15, the option holders have agreed not to exercise their options for a period of three years from October 31, 1996.

                          PRAB, INC. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          OCTOBER 31, 1997 AND 1996


NOTE 8 - INCOME TAXES

              The provision for income taxes is as follows:


                                             1997       1996
                                           --------   --------
              Current expense              $ 25,146   $ 11,780
              Deferred tax expense          475,832    396,850
                                           --------   --------

                     Total tax provision   $500,978   $408,630
                                           ========   ========


              A reconciliation of income tax expense at the statutory rate to income tax expense at the Company's effective rate is as follows:


                                                               1997       1996
                                                             --------   --------
              Taxes computed at statutory rates              $475,832   $396,850
              State income taxes, net of federal benefit       11,108       --
              Nondeductible expenses and other adjustments     14,038     11,780
                                                             --------   --------

                     Provision for income taxes              $500,978   $408,630
                                                             ========   ========


              The details of the net deferred tax asset/liability are as follows:


                                                               1997           1996
                                                           -----------    -----------
              Total deferred tax assets                    $ 1,550,264    $ 2,037,128
              Total deferred tax liabilities                   (50,988)       (57,000)
              Valuation allowance on deferred tax assets      (686,276)    (1,400,763)
                                                           -----------    -----------

                     Net deferred tax asset                $   813,000    $   579,365
                                                           ===========    ===========

                          PRAB, INC. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          OCTOBER 31, 1997 AND 1996


NOTE 8 - INCOME TAXES (Continued)

              The following items affected the net deferred tax asset during the years ended October 31, 1997 and 1996:

                                                                     1997         1996
                                                                  ---------    ---------
              Deferred tax expense charged against income         $(475,832)   $(396,850)
              Tax recoveries reported as additions to
                  paid-in capital:
                     Benefit of net operating loss carryforward     489,870      396,850
                     Change in valuation allowance                  219,597      217,175
                                                                  ---------    ---------

                     Increase in net deferred tax asset           $ 233,635    $ 217,175
                                                                  =========    =========


              The deferred tax liabilities result from using accelerated depreciation for tax purposes. Deferred tax assets result from expenses not deductible for tax purposes until paid, net operating loss carryforwards and tax credit carryforwards. For tax purposes, the Company has net operating loss carryforwards of $3,600,000 that expire at various times through 2008, investment and research and development credit carryovers of $62,000 that expire at various dates between 1998 and 2001, and alternative minimum tax credit carryforwards of $62,000 that do not expire. These loss carryforwards and credits, net of a valuation allowance, have been used to reduce deferred taxes for financial reporting purposes. The valuation allowance was provided at October 31, 1997 and 1996 to reduce deferred tax assets to an amount management reasonably expects can be recognized in the future based on facts available at that time.

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


NOTE 9 - RELATED PARTY TRANSACTIONS

              A director of the Company is affiliated in an "of counsel" capacity with the law firm that has been general legal counsel to the Company since 1961. The Company incurred legal fees of $24,746 and $87,595 to the law firm in 1997 and 1996, respectively.

                          PRAB, INC. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          OCTOBER 31, 1997 AND 1996


NOTE 10 - LITIGATION SETTLEMENT

              The Company has been involved in a legal action arising out of its disposal of waste at a local landfill that has been subsequently identified as a "superfund site". During 1996, the Company settled this matter for a total of $88,767 which was paid in November of 1996. Accordingly, this entire amount was accrued at October 31 ,1996. Included in the determination of net income for 1996 is expense of $63,767 since $25,000 was already accrued and expensed in a previous year related to this matter.


NOTE 11 - CASH FLOWS

              Cash paid during the years ended October 31, 1997 and 1996 for interest approximated interest expense. $25,146 and $36,879 were paid for alternative minimum income taxes during the years ended October 31, 1997 and 1996, respectively.

              There were no significant noncash financing or investing activities during 1997 and 1996.


NOTE 12 - PREFERRED STOCK

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

              The Company has the right to redeem the convertible preferred stock at $.75 per share. Upon the Company's offer to redeem the convertible preferred stock, the preferred stockholder has the right to convert these shares to common. Additionally, the holder of the convertible preferred stock has the right to convert all, or any portion, of the convertible preferred stock to common stock on a one to one ratio. After November 1, 1994, the convertible preferred stockholder will have a 60 day period after tender of a Company redemption payment to elect to convert to common stock in lieu of redemption.

                          PRAB, INC. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          OCTOBER 31, 1997 AND 1996


NOTE 12 - PREFERRED STOCK (Continued)

              The convertible preferred stockholders are entitled to vote as a class to elect one member of the Board of Directors of the Company.

              The convertible preferred stock has a liquidation priority over common stock of $.75 per share plus any accrued but unpaid dividends.

              Non-convertible Preferred Stock - There are 600,000 shares of .50(cent) par non-convertible preferred stock authorized. Holders of the non-convertible preferred stock would be entitled to quarterly cash dividends equal to 8% per annum ($.040 per share) from November 1, 1997 to October 31, 1998, and 9% per annum ($.045 per share) thereafter. As of October 31, 1997, there were no shares of non-convertible preferred stock issued and outstanding.


NOTE 13 - OTHER ACCRUED EXPENSES

                                                     1997       1996
                                                   --------   --------
              Accrued warranty                     $156,244   $114,443
              Accrued royalty                        42,000     12,000
              Accrued pension and profit sharing     88,580     45,555
              Accrued property tax                    7,059      2,660
              Accrued settlement offer                 --       88,767
              Accrued insurance                        --          654
              Other accrued expenses                 16,674      2,094
              Accrued interest                         --          932
              State taxes payable                    52,748     42,776
                                                   --------   --------

                                 Total             $363,305   $309,881
                                                   ========   ========


NOTE 14 - OTHER CURRENT ASSETS

                                                               1997       1996
                                                             --------   --------
                            Deposits                         $ 15,734   $    762
                            Prepaid workmen's compensation     13,473      9,919
                            Prepaid advertising                12,466     21,494
                            Other prepaid assets               11,684      5,668
                            Prepaid insurance                 152,711       --
                                                             --------   --------

                                               Total         $206,068   $ 37,843
                                                             ========   ========

              NOTE 15 - STOCK REDEMPTION

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

              o Incurred subordinated debt as discussed further in Note 4. These notes carry a stated rate of interest of 12%. However, as part of this agreement the Company issued warrants whereby the noteholders could purchase 123,249 shares of Prab, Inc. for $.01 a share. The Company allocated $137,870 of the note proceeds to the warrants, which reflects management's estimate that notes of this type would carry an effective interest rate of 18%. As such, the subordinated notes carry a total discount of $137,870 that will be amortized into interest expense over the five year term of the notes, and the Company has classified this discount as additional paid-in capital which represents the purchase price of the warrants. As of October 31 ,1996, the noteholders exercised all the warrants under this agreement and the Company issued 123,249 shares of common stock accordingly. As discussed in Note 4, the Company has repaid the subordinated notes subsequent to October 31, 1997.

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

                          PRAB, INC. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          OCTOBER 31, 1997 AND 1996

NOTE 16 - RESTATEMENT OF PRIOR YEAR FINANCIAL STATEMENTS

              The accompanying financial statements for 1996 have been restated to reflect the Company's income tax recoveries as a direct increase to paid-in capital rather than a component of earnings. Generally accepted accounting principles require the tax benefits of deductible temporary differences and carryforwards recognized subsequent to a quasi reorganization be reported as a direct addition to paid-in capital. The effect of this restatement on net income and earnings per share is as follows:


                                                           YEAR ENDED OCTOBER 31, 1996
                                                 ----------------------------------------------
                                                      AS
                                                  PREVIOUSLY                             AS
                                                   REPORTED        RESTATEMENT        RESTATED
                                                 -----------    -----------------    -----------
              INCOME - Before taxes              $ 1,167,206    $            --      $ 1,167,206

              Income tax expense (recovery)         (205,395)             614,025        408,630
                                                 -----------    -----------------    -----------

              NET INCOME                         $ 1,372,601    $        (614,025)   $   758,576
                                                 ===========    =================    ===========


              Primary earnings per share         $       .05    $            (.23)   $      (.18)
                                                 ===========    =================    ===========

              Fully diluted earnings per share   $       .05    $            (.23)   $      (.18)
                                                 ===========    =================    ===========

                              INDEX TO EXHIBITS

EXHIBIT
NUMBER
-------
                            Description of Exhibit
                            ----------------------


3(i) Second Restated Articles of Incorporation of the Company, as amended, incorporated herein by reference to Exhibit 3(ii) of the Company's Form 8-A/A (Amendment No.1) dated May 25, 1995.

3(ii) By-Laws of the Company, as amended, incorporated herein by reference to Exhibit 4 of the Company's Form 8-A/A (Amendment No.1) dated May 25, 1995.

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

4b $1,800,000 Commercial Term Note dated October 31, 1996 from the Company to FMB-Arcadia Bank (now known as The Huntington National
         Bank) incorporated herein by reference to Exhibit 4b of the Company's Form 8-K dated October 31, 1996.

4c Security Agreement with Addendum dated October 31, 1996 from the Company to FMB-Arcadia Bank (now known as The Huntington National
         Bank) incorporated herein by reference to Exhibit 4c of the Company's Form 8-K dated October 31, 1996.

4d Future Advance Mortgage dated October 30, 1992 from the Company to FMB-Arcadia Bank (now known as The Huntington National Bank), together with Amendment to Mortgage dated October 31, 1996 incorporated herein by reference to Exhibit 4d of the Company's Form 8-K dated October 31, 1996.

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

24e.     Power of Attorney for John J. Wallace

27       Financial Data Schedule