Form 10QSB/A
period 1997-01-31
PRAB INC
filed 1998-03-09
CIK 354383

1/12
                   U.S. SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549


                                FORM 10-QSB/A
                              (AMENDMENT NO. 1)

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

Common Stock, par value $.10 per share - 1,757,339 shares outstanding at February 28, 1997.


Transitional Small Business Disclosure Format
(Check One): Yes     No  X
                ----   -----

                                                                         2/12
                        PART I - FINANCIAL INFORMATION

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

                                                                         3/12


                         PART II - OTHER INFORMATION


Item 6.     Exhibits and Reports on Form 8-K

               (a)  Exhibits:  None

               (b)  Reports on Form 8-K:

                    No reports on Form 8-K have been filed during the quarter for which this report is filed.

                                                                         4/12






                            SIGNATURES

Pursuant to the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     PRAB, INC.




Date:   March 5, 1998                By:   /S/ Gary A. Herder
                                         --------------------
                                         Gary A. Herder
                                    Its: President and Chief
                                         Executive Officer


Date:   March 5, 1998                By:   /S/ Robert W. Klinge
                                         ----------------------
                                         Robert W. Klinge
                                         Its: Controller

                                                                         5/12


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


                             --------------------
                             Financial Statements
                             --------------------


                                  PRAB, INC.

                           (A Michigan Corporation)

                             5944 E. Kilgore Road
                                P.O. Box 2121
                          Kalamazoo, Michigan 49003


                                                                         6/12
                                  PRAB, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEET


                                            January 31,    October 31,
                                              1997            1996
                                            ----------    -----------
                                            Unaudited        (Note)
ASSETS
  Current assets:
    Cash                                    $   20,700      $  491,367
    Accounts Receivable                      2,450,760       2,728,507
    Inventories (Note 2)                     1,363,720       1,143,456
    Other current assets                       197,123          37,843
    Deferred income taxes                      262,830         262,830
                                            ----------      ----------

      Total current assets                   4,295,133       4,664,003
                                            ----------      ----------

  Property, plant and equipment
    (net of accumulated depreciation
    of $3,224,724 and $3,182,979
    respectively)                              919,530         930,721
                                            ----------      ----------

  Other assets                                 359,164         360,337
                                            ----------      ----------

      Total assets                          $5,573,827      $5,955,061
                                            ==========      ==========

LIABILITIES AND STOCKHOLDERS' EQUITY:
  Current Liabilities:
    Accounts and note payable               $1,759,801      $1,892,435
    Other current liabilities                1,384,823       1,587,810
                                            ----------      ----------

      Total current liabilities              3,144,624       3,480,245
                                            ----------      ----------

  Long term debt                             1,896,802       1,982,130
                                            ----------      ----------

  Other non-current liabilities                 15,215          14,940
                                            ----------      ----------

  Stockholder's equity:
    Convertible preferred stock                275,000         275,000
    Common stock                               175,734         175,734
    Additional paid-in capital                  21,000             -
    Retained Earnings                           45,452          27,012
                                            ----------      ----------

      Total stockholders' equity               517,186         477,746
                                            ----------      ----------

      Total liabilities and stock-
           holders' equity                  $5,573,827      $5,955,061
                                            ==========      ==========




Note: The balance sheet at October 31, 1996, has been taken from the audited financial statements at that date and condensed.


                                                                         7/12
                                  PRAB, INC.

                      CONSOLIDATED STATEMENT OF EARNINGS
                                 (Unaudited)

                                                   Three Months Ended
                                                       January 31
                                                ------------------------

                                                  1997           1996
                                                  ----           ----
Net Sales                                     $ 3,474,191    $ 3,423,441
                                              -----------     ----------

Costs and expenses:
  Cost of products sold                         2,165,721      2,245,415
  Selling, general and
    administrative expenses                     1,181,408      1,036,026
                                              -----------    -----------
                                                3,347,129      3,281,441
                                              -----------    -----------
    Operating income                              127,062        142,000
                                              -----------    -----------
 Other income (deductions):
   Interest expense                               (83,497)           475
   Non-competition agreement                           --         14,989
   Sale of property, plant and
     equipment                                         --             25
                                              -----------    -----------
                                                  (83,497)        15,489
                                              -----------    -----------
 Income before income taxes                        43,565        157,489

 Provision for income taxes                        21,000         57,000
                                              -----------    -----------
  Net income                                  $    22,565    $   100,489
                                              ===========    ===========

 Earnings Per Common Share: (Note 4)

 Primary                                      $       .01    $       .02
                                              ===========    ===========


                                                                         8/12
                                  PRAB, INC.

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
                                                      =========     =========



                                                                         9/12
                                  PRAB, INC.

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




2.  INVENTORIES:

                Inventories consist of the following:

                                         January 31,    October 31,
                                             1997           1996
                                         -----------    -----------
      Raw materials                      $   787,092    $   798,026
      Work in process                        376,161        171,355
      Finished goods and display units       200,467        174,075
                                          ----------     ----------

      Total inventories                  $ 1,363,720    $ 1,143,456
                                         ===========    ===========



3.  UNUSED LINE OF CREDIT:

    The current agreement allows maximum financing of $1,670,000. All of the Company's assets provide security for the borrowings. As of January 31, 1997 the amount borrowed on the line of credit was $859,000.

                                                                        10/12

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
                                    =========   =========


                                                                  11/12



5. RESTATEMENT OF PRIOR FINANCIAL STATEMENTS:

         The accompanying financial data for the quarters ended January 31, 1997 and 1996 have been restated to reflect the Company's income tax recoveries as a direct increase to paid-in-capital rather than as a component of earnings. Generally accepted accounting principles require the tax benefits of deductible temporary differences and carry forwards recognized subsequent to a quasi-reorganization be reported as a direct addition to paid-in-capital. The effect of this restatement on net income and earnings per share is as follows:


                         Quarter Ended January 31, 1997
                       ---------------------------------
                           As
                       Previously                  As
                        Reported   Restatement  Restated
                       ----------  -----------  --------
Income before
 income taxes ......   $ 43,565     $   --      $ 43,565

Provision for
 income taxes ......       --         21,000      21,000
                       --------     --------    --------

Net Income .........   $ 43,565     $(21,000)   $ 22,565
                       ========     ========    ========
Net Income per
 Share-Primary: ....   $   0.02     $   (.01)   $   0.01
                       ========     ========    ========


                         Quarter Ended January 31, 1996
                       ---------------------------------
                           As
                       Previously                  As
                        Reported   Restatement  Restated
                       ----------  -----------  --------
Income before
 income taxes ......   $157,489     $   --      $157,489

Provision for
 income taxes ......       --         57,000      57,000
                       --------     --------    --------

Net Income .........   $157,489     $(57,000)   $100,489
                       ========     ========    ========
Net Income per
 Share-Primary: ....   $   0.03     $   (.01)   $   0.02
                       ========     ========    ========