Form 10QSB/A
period 1997-04-30
PRAB INC
filed 1998-03-09
CIK 354383

U.S. SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549


                                FORM 10-QSB/A
                              (AMENDMENT NO. 1)


Mark One)
[X]            QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934


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

                                     1/12

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

                                     2/12

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

                                     3/12

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

                                     4/12

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

                             --------------------






                                  PRAB, INC.

                           (A Michigan Corporation)

                             5944 E. Kilgore Road
                                P.O. Box 2121
                          Kalamazoo, Michigan 49003


                                     5/12





                                  PRAB, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEET


                                          April 30,       October 31,
                                            1997             1996
                                          ---------       -----------
                                          Unaudited         (Note)
ASSETS
Current assets:
  Cash                                     $   66,681      $  491,367
  Accounts Receivable                       2,500,856       2,728,507
  Inventories (Note 2)                      1,291,089       1,143,456
  Other current assets                        258,692          37,843
  Deferred income taxes                       262,830         262,830
                                           ----------      ----------
      Total current assets                  4,380,148       4,664,003
                                           ----------      ----------

  Property, plant and equipment
    (net of accumulated
     depreciation of $3,266,469
     and $3,182,979 respectively)             937,467         930,721
                                           ----------      ----------
  Other assets                                362,405         360,337
                                           ----------      ----------
      Total assets                         $5,680,020      $5,955,061
                                           ==========      ==========

LIABILITIES AND STOCKHOLDERS' EQUITY:
  Current Liabilities:
    Accounts and note payable              $1,621,802      $1,892,435
    Other current liabilities               1,401,105       1,587,810
                                           ----------      ----------
      Total current liabilities             3,022,907       3,480,245
                                           ----------      ----------
  Long term debt                            1,811,474       1,982,130
                                           ----------      ----------
  Other non-current liabilities                15,490          14,940
                                           ----------      ----------

  Stockholders' equity:
    Convertible preferred stock               275,000         275,000
    Common stock                              175,734         175,734
    Additional paid in capital                135,000           --
    Retained Earnings                         244,415          27,012
                                           ----------      ----------

      Total stockholders' equity              830,149         477,746
                                           ----------      ----------

      Total liabilities and stock-
           holders' equity                 $5,680,020      $5,955,061
                                           ==========      ==========

Note: The balance sheet at October 31, 1996, has been taken from the audited financial statements at that date and condensed.



                                     6/12


                                  PRAB, INC.

                      CONSOLIDATED STATEMENT OF EARNINGS
                                 (Unaudited)

                                     Three months ended             Six months ended
                                          April 30,                      April 30,
                                  -----------------------        -----------------------
                                    1997            1996         1997               1996
                                    ----            ----         ----               ----

Net Sales                        $ 4,077,317    $ 3,686,315    $ 7,551,508    $ 7,109,756
                                 -----------    -----------    -----------    -----------
Costs and expenses:
  Cost of products sold            2,506,538      2,385,996      4,672,259      4,631,411
  Selling, general and
    administrative expenses        1,178,601      1,082,165      2,360,009      2,118,191
                                 -----------    -----------    -----------    -----------
                                   3,685,139      3,468,161      7,032,268      6,749,602
                                 -----------    -----------    -----------    -----------

    Operating Income                 392,178        218,154        519,240        360,154
                                 -----------    -----------    -----------    -----------

Other income (deductions):
  Interest expense                   (75,090)           435       (158,587)           910
  Non-Competition Agreement             --             --             --           14,989
  Sale of property, plant, and
    equipment                           --             (222)          --             (197)
                                 -----------    -----------    -----------    -----------
                                     (75,090)           213       (158,587)        15,702
                                 -----------    -----------    -----------    -----------

Income before income taxes       $   317,088        218,367    $   360,653        375,856

Provision for income taxes           114,000         77,000        135,000        134,000
                                 -----------    -----------    -----------    -----------

Net income                       $   203,088    $   141,367    $   225,653    $   241,856
                                 ===========    ===========    ===========    ===========

Net Income per share: (Note 4)

     Primary                     $      0.09    $      0.03    $      0.10    $      0.05
                                 ===========    ===========    ===========    ===========





                                     7/12



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


                                     8/12

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


                                     9/12

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


                                    10/12

5. RESTATEMENT OF PRIOR FINANCIAL STATEMENTS:

         The accompanying financial data for the quarters ended April 30, 1997 and 1996 have been restated to reflect the Company's income tax recoveries as a direct increase to paid-in-capital rather than as a component of earnings. Generally accepted accounting principles require the tax benefits of deductible temporary differences and carry forwards recognized subsequent to a quasi-reorganization be reported as a direct addition to paid-in-capital. The effect of this restatement on net income and earnings per share is as follows:


                          Quarter Ended April 30, 1997            Six Months Ended April 30, 1997
                       ---------------------------------         ----------------------------------
                           As                                     As
                       Previously                  As            Previously
                        Reported   Restatement  Restated          Reported   Restatement   Restated
                       ----------  -----------  --------         ---------   -----------   --------
Income before
 income taxes ......   $317,088    $    --      $317,088         $360,653     $    --      $360,653

Provision for
 income taxes ......       --        114,000     114,000             --         135,000     135,000
                       --------    ---------    --------         --------     ---------    --------

Net Income .........   $317,088    $(114,000)   $203,088         $360,653     $(135,000)   $225,653
                       ========    =========    ========         ========     =========    ========
Net Income per
 Share-Primary: ....   $   0.14    $    (.05)   $   0.09         $   0.16     $   (0.06)   $   0.10
                       ========    =========    ========         ========     =========    ========


                          Quarter Ended April 30, 1996            Six Months Ended April 30, 1996
                       ---------------------------------         ----------------------------------
                           As                                     As
                       Previously                  As            Previously
                        Reported   Restatement  Restated          Reported   Restatement   Restated
                       ----------  -----------  --------         ---------   -----------   --------
Income before
 income taxes ......   $218,367    $    --      $218,367         $375,856     $    --      $375,856

Provision for
 income taxes ......       --         77,000      77,000             --         134,000     134,000
                       --------    ---------    --------         --------     ---------    --------

Net Income .........   $218,367    $ (77,000)   $141,367         $375,856     $(134,000)   $241,856
                       ========    =========    ========         ========     =========    ========
Net Income per
 Share-Primary: ....   $   0.04    $    (.01)   $   0.03         $   0.07     $    (.02)   $   0.05
                       ========    =========    ========         ========     =========    ========



                                     11/12