Form 10QSB/A
period 1997-07-31
PRAB INC
filed 1998-03-09
CIK 354383

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



                             --------------------
                             Financial Statements
                             --------------------



                                  PRAB, INC.

                           (A Michigan Corporation)

                             5944 E. Kilgore Road
                                P.O. Box 2121
                          Kalamazoo, Michigan 49003

                                  PRAB, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEET


                                             July 31,       October 31,
                                              1997             1996
                                           (Unaudited)        (Note)
                                           -----------      -----------
  ASSETS
  Current Assets:
    Cash                                    $  366,537      $  491,367
    Accounts Receivable                      2,031,798       2,728,507
    Inventories (Note 2)                     1,482,730       1,143,456
    Other current assets                       165,169          37,843
    Deferred income taxes                      262,830         262,830
                                            ----------      ----------

      Total current assets                   4,309,064       4,664,003
                                            ----------      ----------

  Property, plant and equipment
    (net of accumulated depreciation
    of $3,308,214 and $3,182,979
    respectively)                            1,026,262         930,721
                                            ----------      ----------

  Other assets                                 365,133         360,337
                                            ----------      ----------

    Total assets                            $5,700,459      $5,955,061
                                            ==========      ==========

LIABILITIES AND STOCKHOLDERS' EQUITY:
  Current Liabilities:
  Accounts and note payable                 $1,287,892      $1,892,435
  Other current liabilities                  1,773,106       1,587,810
                                            ----------      ----------

    Total current liabilities                3,060,998       3,480,245
                                            ----------      ----------

 Long term debt                              1,426,146       1,982,130
                                            ----------      ----------

 Other non-current liabilities                  15,765          14,940
                                            ----------      ----------

 Stockholder's equity:
   Convertible preferred stock                 275,000         275,000
   Common stock                                175,734         175,734
   Additional paid in capital                  268,000           --
   Retained Earnings                           478,816          27,012
                                            ----------      ----------

     Total stockholders' equity              1,197,550         477,746
                                            ----------      ----------

     Total liabilities and stock-
       holders' equity                      $5,700,459      $5,955,061
                                            ==========      ==========

Note: The balance sheet at October 31, 1996, has been taken from the audited financial statements at that date and condensed.

                                  PRAB, INC.

                      CONSOLIDATED STATEMENT OF EARNINGS
                                 (Unaudited)


                               Three months ended                Nine months ended
                                     July 31,                         July 31,
                               ----------------------            ---------------------
                                  1997           1996             1997              1996
                                  ----           ----             ----              ----
Net Sales                     $  4,185,738    $  4,075,242    $ 11,737,246    $ 11,184,998
                              ------------    ------------    ------------    ------------


Cost and expenses:
  Cost of products sold          2,396,540       2,326,220       7,068,799       6,957,631
  Selling, general and
    administrative expenses      1,351,142       1,251,583       3,711,150       3,369,774
                              ------------    ------------    ------------    ------------

                                 3,747,682       3,577,803      10,779,949      10,327,405
                              ------------    ------------    ------------    ------------

    Operating Income               438,056         497,439         957,297         857,593
                              ------------    ------------    ------------    ------------

Other income (deductions):
  Interest expense                 (66,530)          3,990        (225,118)          4,900
  Non-Competition Agreement            --              --              --            14,989
  Litigation Settlement               --           (63,767)           --           (63,767)
  Sale of property, plant,
    and equipment                     --                50            --              (147)
                              ------------    ------------    ------------    ------------

                                   (66,530)        (59,727)       (225,118)        (44,025)

Income before income taxes         371,526         437,712         732,179         813,568

Provision for income taxes         133,000         152,000         268,000         286,000
                              ------------    ------------    ------------    ------------

Net Income                    $    238,526    $    285,712    $    464,179    $    527,568
                              ============    ============    ============    ============

Net Income per share:
  (Note 4)

  Primary                     $       0.11    $       0.06    $       0.21    $       0.11
                              ============    ============    ============    ============

                                  PRAB, INC.

                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (Unaudited)

                                              Nine Months Ended
                                                   July 31,
                                             1997           1996
                                          ------------------------
Net cash provided by (used in)
  operating activities                    $ 1,582,321    $   391,670
                                          -----------    -----------

Cash flows from investing activities:
  Acquisition of property,
    plant and equipment                      (220,776)      (109,525)
  Proceeds from sale of equipment                   0             96
                                          -----------    -----------

  Net cash provided by (used in)
    investing activities:                    (220,776)      (109,429)
                                          -----------    -----------

Cash flows from financing activities:
  Payment on long-term debt and
    current maturities                       (570,000)             0
  Net Increase (Decrease) in short-term
    borrowings                               (904,000)             0
  Dividend payments                           (12,375)       (72,000)
                                          -----------    -----------

Net cash provided by (used in)
  financing activities                     (1,486,375)       (72,000)
                                          -----------    -----------
Net increase (Decrease) in cash           $  (124,830)   $   210,241
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

2.  INVENTORIES:

     Inventories consist of the following:

                               July 31,   October 31,
                                 1997       1996
                               --------   ----------
Raw materials                $  887,375   $  798,026
Work in process                 390,338      171,355
Finished goods and display
  units                         205,017      174,075
                             ----------   ----------

Total inventories            $1,482,730   $1,143,456
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
                                =========   =========   =========   =========

5. RESTATEMENT OF PRIOR FINANCIAL STATEMENTS:

         The accompanying financial data for the quarters and nine months ended July 31, 1997 and 1996 have been restated to reflect the Company's income tax recoveries as a direct increase to paid-in-capital rather than as a component of earnings. Generally accepted accounting principles require the tax benefits of deductible temporary differences and carry forwards recognized subsequent to a quasi-reorganization be reported as a direct addition to paid-in-capital. The effect of this restatement on net income and earnings per share is as follows:


                          Quarter Ended July 31, 1997              Nine Months Ended July 31, 1997
                       ---------------------------------         ----------------------------------
                           As                                        As
                       Previously                  As            Previously                   As
                        Reported   Restatement  Restated          Reported   Restatement   Restated
                       ----------  -----------  --------         ---------   -----------   --------
Income before
 income taxes ......   $371,526    $    --      $371,526         $732,179     $    --      $732,179

Provision for
 income taxes ......       --        133,000     133,000             --         268,000     268,000
                       --------    ---------    --------         --------     ---------    --------

Net Income .........   $371,526    $(133,000)   $238,526         $732,179     $(268,000)   $464,179
                       ========    =========    ========         ========     =========    ========
Net Income per
 Share-Primary: ....   $   0.17    $    (.06)   $   0.11         $   0.33     $    (.12)   $   0.21
                       ========    =========    ========         ========     =========    ========


                          Quarter Ended July 31, 1996              Nine Months Ended July 31, 1996
                       ---------------------------------         ----------------------------------
                           As                                        As
                       Previously                  As            Previously                   As
                        Reported   Restatement  Restated          Reported   Restatement   Restated
                       ----------  -----------  --------         ---------   -----------   --------
Income before
 income taxes ......   $437,712    $    --      $437,712         $813,568     $    --      $813,568

Provision for
 income taxes ......       --        152,000     152,000             --         286,000     286,000
                       --------    ---------    --------         --------     ---------    --------

Net Income .........   $437,712    $(152,000)   $285,712         $813,568     $(286,000)   $527,568
                       ========    =========    ========         ========     =========    ========
Net Income per
 Share-Primary: ....   $   0.09    $    (.03)   $   0.06         $   0.16     $    (.05)   $   0.11
                       ========    =========    ========         ========     =========    ========