Form 10QSB
period 1998-01-31
PRAB INC
filed 1998-03-09
CIK 354383

                   U.S. SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                 FORM 10-QSB

(Mark One)
[X]    QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
       OF THE SECURITIES EXCHANGE ACT OF 1934


       For the Quarterly period ended:  January 31, 1998

[ ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
       EXCHANGE ACT

       For the transition period from          to
                                      --------    --------

       Commission file number: 0-10187
                               -------

                                  Prab, Inc.
     --------------------------------------------------------------------
                   (Exact name of small business issuer as
                          specified in its charter)

           Michigan                              38-1654849
     --------------------------------------------------------------------
(State or other jurisdiction of              (I.R.S. Employer
 incorporation or organization)             Identification No.)


         5944 E. Kilgore Rd, P.O. Box 2121, Kalamazoo, Michigan 49003
     --------------------------------------------------------------------
                   (Address of principal executive offices)
                                  (Zip Code)

                                (616) 382-8200
     --------------------------------------------------------------------
                         (Issuer's telephone number)


-------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X   No
   -----   -----

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common Stock, par value $.10 per share - 1,757,339 shares outstanding at February 28, 1998.

Transitional Small Business Disclosure Format
(Check One): Yes      No   X
                -----   -------

                        PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

     The following Financial Statements are attached hereto in response to
Item 1:

                     Condensed Consolidated Balance Sheet
                         January 31, 1998 (Unaudited)
                             and October 31, 1997

                      Consolidated Statement of Earnings
                     Three months ended January 31, 1998
                             and 1997 (Unaudited)

                Condensed Consolidated Statement of Cash Flows
                     Three months ended January 31, 1998
                             and 1997 (Unaudited)

             Notes to Condensed Consolidated Financial Statements


Item 2. Management's Discussion and Analysis or Plan of Operation

         Material Changes in Financial Condition. Accounts receivable decrease resulted from lower sales in the first quarter of 1998 versus the fourth quarter of 1997. Inventory increased to meet higher sales scheduled to ship in February and March.

         The majority of the decrease in other current liabilities resulted primarily from paying the fiscal year 1997 accrued bonus combined with lower accrued commissions.

         Long term debt decreased due to the Company paying in full the 12% subordinated notes in November 1997 combined with the quarterly payment on the term debt.

         Material Changes in Results of Operation. Sales in the first quarter of 1998 were 22% higher than the first quarter of 1997. Higher sales are a result of a higher backlog going into the first quarter.

         Costs of products sold were 64% in the first quarter 1998 compared to 62% a year ago resulting primarily from increased material costs. Selling, general and administrative expenses were 30% in the first quarter of 1998 compared to 34% in the same period a year ago. The decrease primarily results from increasing sales without having a significant increase in overhead.

         Lower interest expense resulted from lower debt combined with lower interest rates on term debt and the line of credit due the bank.

                         PART II - OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K

        (a) Exhibits: None

        (b) Reports on Form 8-K:

            During the quarter for which this report is filed, the Company filed a report on Form 8-K dated January 9, 1998 reporting "Other Events" under Item 5.

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

                                     PRAB, INC.


Date:   March 5, 1998                By:   /S/ Gary A. Herder
                                         --------------------
                                         Gary A. Herder
                                    Its: President and Chief
                                         Executive Officer


Date:   March 5, 1998                By:   /S/ Robert W. Klinge
                                         ----------------------
                                         Robert W. Klinge
                                         Its: Controller

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549





                       Quarterly Report on Form 10-QSB
                    For the Quarter Ended January 31, 1998




                             --------------------
                             Financial Statements
                             --------------------





                                  PRAB, INC.

                           (A Michigan Corporation)

                             5944 E. Kilgore Road
                                P.O. Box 2121
                          Kalamazoo, Michigan 49003

                                  PRAB, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEET

                                              January 31,  October 31,
                                                 1998         1997
                                              -----------  -----------
                                               Unaudited      (Note)
ASSETS
  Current assets:
    Cash ..................................   $   83,158   $   26,235
    Accounts Receivable ...................    2,521,036    3,364,163
    Inventories (Note 2) ..................    1,583,257    1,367,463
    Other current assets ..................      251,626      206,068
    Deferred income taxes .................      290,000      290,000
                                              ----------   ----------

      Total current assets ................    4,729,077    5,253,929
                                              ----------   ----------

  Property, plant and equipment
    (net of accumulated depreciation
    of $3,361,905 and $3,353,310
    respectively) .........................    1,061,298    1,041,231
                                              ----------   ----------

  Other assets
    Deferred charges and other assets .....      117,640      123,570
    Deferred income taxes .................      529,939      523,000
                                              ----------   ----------

      Total other assets ..................      647,579      646,570
                                              ----------   ----------

      Total assets ........................   $6,437,954   $6,941,730
                                              ==========   ==========

LIABILITIES AND STOCKHOLDERS' EQUITY:
  Current Liabilities:
    Accounts and note payable .............   $1,734,566   $1,563,251
    Other current liabilities .............    1,868,109    1,952,383
                                              ----------   ----------

      Total current liabilities ...........    3,602,675    3,515,634
                                              ----------   ----------

  Long term debt ..........................      690,000    1,340,817
                                              ----------   ----------

  Other non-current liabilities ...........       16,325       16,039
                                              ----------   ----------

  Stockholder's equity:
    Convertible preferred stock ...........      275,000      275,000
    Common stock ..........................      175,734      175,734
    Additional paid-in capital ............      731,406      709,467
    Retained Earnings .....................      946,814      909,039
                                              ----------   ----------

      Total stockholders' equity ..........    2,128,954    2,069,240
                                              ----------   ----------

      Total liabilities and stock-
            holders' equity ...............   $6,437,954   $6,941,730
                                              ==========   ==========

Note: The balance sheet at October 31, 1997, has been taken from the audited financial statements at that date and condensed.

                                  PRAB, INC.

                      CONSOLIDATED STATEMENT OF EARNINGS
                                 (Unaudited)

                                                 Three Months Ended
                                                     January 31
                                              -------------------------

                                                  1998          1997
                                                  ----          ----

Net Sales .................................   $ 4,232,763    $3,474,191
                                              -----------    ----------

Costs and expenses:
  Cost of products sold ...................     2,725,385     2,165,721
  Selling, general and
    administrative expenses ...............     1,280,322     1,181,408
                                              -----------    ----------
                                                4,005,707     3,347,129
                                              -----------    ----------

    Operating income ......................       227,056       127,062
                                              -----------    ----------

  Interest expense ........................        38,707        83,497
                                              -----------    ----------

Income before income taxes
  and extraordinary item ..................       188,349        43,565

Provision for income taxes ................        68,250        21,000
                                              -----------    ----------

Income - before extraordinary item ........       120,099        22,565

Extraordinary Item - Loss on
  extinguishment of debt (net of
  income taxes of $39,931)
  (Note 4) ................................        77,512          --
                                              -----------    ----------

Net income ................................   $    42,587    $   22,565
                                              ===========    ==========

Earnings (Loss) Per Common Share:
  (Note 5)

  Basic:
   Earnings before extraordinary item .....   $       .07    $      .01
   Extraordinary item .....................          (.05)         --
                                              -----------    ----------

     Net Earnings .........................   $       .02    $      .01
                                              ===========    ==========

  Diluted:
    Earnings before extraordinary item ....   $       .05    $      .01
    Extraordinary item ....................          (.03)         --
                                              -----------    ----------

      Net Earnings ........................   $       .02    $      .01
                                              ===========    ==========


                                  PRAB, INC.

                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                                 (Unaudited)

                                                Three months ended
                                                     January 31
                                              ----------------------

                                                1998         1997
                                                ----         ----
Net cash provided by (used in)
  operating activities ....................   $ 793,548    $(300,988)
                                              ---------    ---------

Cash flows from investing activities:
  Acquisition of property,
    plant and equipment ...................     (61,812)     (30,554)
                                              ---------    ---------

  Net cash provided by (used in)
    investing activities: .................     (61,812)     (30,554)
                                              ---------    ---------

Cash flows from financing activities:
  (Payment)/Proceeds on long-term debt
    and current maturities ................    (770,000)     (90,000)
  Net Increase (Decrease) in short
    term borrowings .......................     100,000      (45,000)
  Dividend payments .......................      (4,813)      (4,125)
                                              ---------    ---------

Net cash provided by (used in)
  financing activities ....................    (674,813)    (139,125)
                                              ---------    ---------

Net increase (decrease) in cash ...........   $  56,923    $(470,667)
                                              =========    =========

                                  PRAB, INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (unaudited)


1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

     The condensed consolidated balance sheet at January 31, 1998, the consolidated statement of earnings and the condensed consolidated statement of cash flows for the three-month periods ended January 31, 1998 and 1997, have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows at January 31, 1998, and for all periods presented have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's October 31, 1997, annual report to stockholders. The results of operations for the period ended January 31, 1998, is not necessarily indicative of the operating results for the full year.

      Net Income and Earnings Per Common Share for the three months ended January 31, 1997 have been previously restated as described in Note 5 of Notes to Condensed Consolidated Financial Statements contained in the Company's Form 10-QSB/A (Amendment No.1) for the quarterly period ended January 31, 1997.

2. INVENTORIES:

                    Inventories consist of the following:

                                         January 31,   October 31,
                                            1998           1997
                                         -----------   -----------

      Raw materials                      $  957,719    $  938,863
      Work in process                       523,146       348,597
      Finished goods and display units      102,392        80,003
                                          ---------     ---------

      Total inventories                  $1,583,257    $1,367,463
                                         ==========    ==========


3.  UNUSED LINE OF CREDIT:

     The current agreement allows maximum financing of $1,670,000. All of the Company's assets provide security for the borrowings. As of January 31, 1998 the amount borrowed on the line of credit was $550,000. The line of credit also supported a $6,749 letter of credit which left a balance of $1,113,251 available to the Company.

                                  PRAB, INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (unaudited)

4. LONG-TERM DEBT:

    The Company's 12% subordinated notes were repaid in November 1997. Since the payoff amount of this debt exceeded its carrying amount, the transaction decreased income by $77,512 net of income taxes of $39,931.

5.  RECONCILIATION OF EARNINGS PER SHARE:

                    FOR THE QUARTER ENDED JANUARY 31, 1998
                 -------------------------------------------
                                                 INCOME          SHARES          PER-SHARE
                                               (Numerator)    (Denominator)        Amount
                                               -----------    -------------      ---------

Income before extraordinary item ............   $120,099

Less: Preferred stock dividends .............      4,813

Basic EPS
     Income Available
     to common stockholders .................    115,286         1,757,339           $.07

Effect of dilutive securities
     Stock options ..........................                      119,107

Convertible preferred stock .................      4,813           366,667


Diluted EPS

Income available to Common stockholders
     + assumed conversions ..................   $120,099         2,243,113           $.05

                    FOR THE QUARTER ENDED JANUARY 31, 1997
                 -------------------------------------------
                                                 INCOME          SHARES          PER-SHARE
                                               (Numerator)    (Denominator)        Amount
                                               -----------    -------------      ---------


Income before extraordinary item ............   $ 22,565

Less: Preferred stock dividends .............      4,125

Basic EPS
     Income Available
     to common stockholders .................     18,440         1,757,339           $.01


Effect of dilutive securities

Stock options ...............................                       79,535

Convertible preferred stock .................      4,125           366,667


Diluted EPS
Income available to Common stockholders
     + assumed conversions ..................   $ 22,565         2,203,541           $.01