Form 10QSB
period 1998-04-30
PRAB INC
filed 1998-06-05
CIK 354383

U.S. SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                 FORM 10-QSB

(Mark One)
[X]       QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934


          For the Quarterly period ended:  April 30, 1998
                                         ----------------

[ ]       TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
          EXCHANGE ACT

          For the transition period from          to
                                        ----------  -------------

               Commission file number:    0-10187
                                        ---------

                                 Prab, Inc.
                   ---------------------------------------
                   (Exact name of small business issuer as
                          specified in its charter)

             Michigan                                     38-1654849
-----------------------------------------------------------------------------
    (State or other jurisdiction of                    (I.R.S. Employer
     incorporation or organization)                    Identification No.)


         5944 E. Kilgore Rd, P.O. Box 2121, Kalamazoo, Michigan 49003
-----------------------------------------------------------------------------
                   (Address of principal executive offices)
                                  (Zip Code)

                                (616) 382-8200
-----------------------------------------------------------------------------
                         (Issuer's telephone number)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common Stock, par value $.10 per share - 1,757,339 shares outstanding at May 31, 1998.


Transitional Small Business Disclosure Format
(Check One): Yes ____   No__ X___

                                     1/13

                        PART I - FINANCIAL INFORMATION
                        ------------------------------

Item 1.   Financial Statements
          --------------------

     The following Financial Statements are attached hereto in response to
Item 1:

                             Condensed Consolidated Balance Sheet
                                  April 30, 1998 (Unaudited)
                                       October 31, 1997

                              Consolidated Statement of Earnings
                              Three months ended April 30, 1998
                                     and 1997 (Unaudited)

                               Six months ended April 30, 1998
                                     and 1997 (Unaudited)

                               Condensed Consolidated Statement
                                  of Cash Flows (Unaudited)
                               Six months ended April 30, 1998
                                     and 1997 (Unaudited)

                               Notes to Condensed Consolidated
                                     Financial Statements

Item 2.   Management's Discussion and Analysis or Plan of
          -----------------------------------------------
          Operation
          ---------

       Material changes in Financial Condition. Accounts receivable decrease resulted from lower sales in the second quarter of 1998 versus the fourth quarter of 1997. Inventory increased as a result of purchasing raw materials and components for stock. Other current assets increased primarily from prepaid trade shows and employee benefits.

       Accounts and note payable decrease resulted primarily from paying down the line of credit by $400,000 which was partially offset by increased accounts payables. Other current liabilities decreased from paying the fiscal year 1997 accrued bonus and profit sharing, combined with lower accruals for warranty and commissions.

        Long term debt decreased due to the Company paying in full the 12% subordinated notes in November 1997 combined with the first and second quarter payments on the term debt.

        Additional paid-in capital increased from recording income tax recoveries directly to paid-in capital.

                                     2/13

       Material Changes in Results of Operations. Sales in the first six months of 1998 were 15% higher than the first six months of 1997. Higher sales resulted from a high back log going into the first quarter combined with adequate new business bookings in the first six months to maintain a fairly good level of business in the second quarter.

       Costs of products sold were 61% in the first six months of 1998 compared to 62% a year ago. Selling, general and administrative expenses were 30% in the first six months of 1998 compared to 31% in the same period a year ago.


        Lower interest expense resulted from lower debt combined with lower interest rates on term debt and the line of credit due the bank.

        The order backlog of $4,732,000 at the end of the second quarter ended April 30, 1998 compares with $3,232,000 at the end of the previous quarter ended January 31, 1998 and $3,280,000 at the end of the second quarter a year ago.


                         PART II - OTHER INFORMATION
                         ---------------------------

Item 6. Exhibits and Reports on Form 8-K
        --------------------------------

(a)     Exhibits: None

(b)     Reports on Form 8-K:

        No reports on Form 8-K have been filed during the quarter for which this report is filed.

                                     3/13

                                  SIGNATURES
                                  ----------

Pursuant to the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                   PRAB, INC.


Date:   June 5, 1998                               By: /S/ Gary A. Herder
                                                         -------------------
                                                         Gary A. Herder
                                                   Its:  President and Chief
                                                         Executive Officer


Date:   June 5, 1998                               By:   /S/ Robert W. Klinge
                                                         -----------------
                                                         Robert W. Klinge
                                                   Its:  Controller

                                     4/13

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549





                       Quarterly Report on Form 10-QSB
                     For the Quarter Ended April 30, 1998



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

                             --------------------





                                  PRAB, INC.

                           (A Michigan Corporation)

                             5944 E. Kilgore Road
                                P.O. Box 2121
                          Kalamazoo, Michigan 49003

                                     5/13




                                  PRAB, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEET

                                                      April 30,    October 31,
                                                        1998            1997
                                                      ---------    -----------
                                                     Unaudited        (Note)
ASSETS
Current assets:
  Cash                                              $   88,065     $   26,235
  Accounts Receivable                                2,310,605      3,364,163
  Inventories (Note 2)                               1,661,782      1,367,463
  Other current assets                                 257,657        206,068
  Deferred income taxes                                290,000        290,000
                                                    ----------     ----------
      Total current assets                           4,608,109      5,253,929
                                                    ----------     ----------
  Property, plant and equipment
    (net of accumulated depreciation
    of $3,407,561 and $3,353,310
    respectively)                                    1,084,988      1,041,231
                                                    ----------     ----------

  Other assets
    Deferred charges and other assets                  109,346        123,570
    Deferred income taxes                              532,478        523,000
                                                    ----------     ----------
      Total other assets                               641,824        646,570
                                                    ----------     ----------

      Total assets                                  $6,334,921     $6,941,730
                                                    ==========     ==========

LIABILITIES AND STOCKHOLDERS' EQUITY:
  Current Liabilities:
    Accounts and note payable                       $1,335,584     $1,563,251
    Other current liabilities                        1,778,816      1,952,383
                                                    ----------     ----------
      Total current liabilities                      3,114,400      3,515,634
                                                    ----------     ----------
  Long term debt                                       600,000      1,340,817
                                                    ----------     ----------
  Other non-current liabilities                         16,611         16,039
                                                    ----------     ----------
  Stockholders' equity:
    Convertible preferred stock                        275,000        275,000
    Common stock                                       175,734        175,734
    Additional paid in capital                         894,527        709,467
    Retained Earnings                                1,258,649        909,039
                                                    ----------     ----------
      Total stockholders' equity                     2,603,910      2,069,240
                                                    ----------     ----------
      Total liabilities and stock-
           holders' equity                          $6,334,921     $6,941,730
                                                    ==========     ==========

Note: The balance sheet at October 31, 1997, has been taken from the audited financial statements at that date and condensed.

                                     6/13


                                  PRAB, INC.

                      CONSOLIDATED STATEMENT OF EARNINGS
                                 (Unaudited)

                                      Three months ended           Six months ended
                                            April 30,                  April 30,
                                      ------------------           ----------------
                                      1998           1997         1998           1997
                                      ----           ----         ----           ----
Net Sales                           $ 4,443,023   $ 4,077,317   $ 8,675,786    $ 7,551,508
                                    -----------   -----------   -----------    -----------
Costs and expenses:
  Cost of products sold               2,604,324     2,506,538     5,329,709      4,672,259
  Selling, general and
    administrative expenses           1,340,100     1,178,601     2,620,422      2,360,009
                                    -----------   -----------   -----------    -----------
                                      3,944,424     3,685,139     7,950,131      7,032,268
                                    -----------   -----------   -----------    -----------
    Operating Income                    498,599       392,178       725,655        519,240
                                    -----------   -----------   -----------    -----------
  Interest expense                       27,447        75,090        66,154        158,587
                                    -----------   -----------   -----------    -----------
Income before income taxes
  and extraordinary item                471,152       317,088       659,501        360,653
Provision for income taxes              154,504       114,000       222,754        135,000
                                    -----------   -----------   -----------    -----------
Income before extraordinary
  item                                  316,648       203,088       436,747        225,653
Extraordinary Item - Loss on
  extinguishment of debt (net of
  income taxes of $39,931)
  (Note 5)                                 --            --          77,512           --
                                    -----------   -----------   -----------    -----------
Net income                          $   316,648   $   203,088   $   359,235    $   225,653
                                    ===========   ===========   ===========    ===========
Earnings (Loss) Per Common Share:
  (Note 4)

  Basic:
     Earnings before
       extraordinary item           $       .18   $       .11   $       .24    $       .12
     Extraordinary item                      --            --          (.04)            --
                                    -----------   -----------   -----------    -----------
      Net Earnings                  $       .18   $       .11   $       .20    $       .12
                                    ===========   ===========   ===========    ===========
   Diluted:
      Earnings before
        extraordinary item          $       .14   $       .09   $       .19    $       .10
      Extraordinary item                   --            --            (.03)          --
                                    -----------   -----------   -----------    -----------
      Net Earnings                  $       .14   $       .09   $       .16    $       .10
                                    ===========   ===========   ===========    ===========

                                     7/13


                                  PRAB, INC.

                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (Unaudited)

                                             Six months ended
                                                 April 30
                                        --------------------------
                                          1998             1997
                                        ------             ----
Net cash provided by (used in)
  operating activities                  $ 1,465,913    $   232,800
                                        -----------    -----------

Cash flows from investing activities:
  Acquisition of property,
    plant and equipment                    (136,158)       (90,236)
  Proceeds from sale of equipment             1,700              0
                                        -----------    -----------
  Net cash provided by (used in)
    investing activities:                  (134,458)       (90,236)
                                        -----------    -----------
Cash flows from financing activities:
  (Payment)/Proceeds on long-term
    debt and current maturities            (860,000)      (180,000)
  Net increase (decrease) in Short
    term borrowings                        (400,000)      (379,000)
  Dividend Payments                          (9,625)        (8,250)
                                        -----------    -----------
Net cash provided by (used in)
  financing activities                   (1,269,625)      (567,250)
                                        -----------    -----------

Net increase (decrease) in cash         $    61,830    $  (424,686)
                                        ===========    ===========

                                     8/13

                                  PRAB, INC.


             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (unaudited)

1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

     The condensed consolidated balance sheet at April 30, 1998, the consolidated statement of earnings and the condensed consolidated statement of cash flows for the three-month and six month periods ended April 30, 1998 and 1997, have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows at April 30, 1998, and for all periods presented have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's October 31, 1997, annual report to stockholders. The results of operations for the period ended April 30, 1998, is not necessarily indicative of the operating results for the full year.

     Net Income and Earnings Per Common Share for the three months and six months ended April 30, 1997 have been previously restated as described in
Note 5 of Notes to Condensed Consolidated Financial Statements contained in the Company's Form 10-QSB/A (Amendment No.1) for the quarterly period ended April 30, 1997.

2.  INVENTORIES:

      Inventories consist of the following:

                                   April            October
                                  30, 1998         31, 1997
                                 -----------      ---------
Raw materials                    $ 1,074,243    $  938,863
Work in process                      476,850       348,597
Finished goods and display
  units                              110,689        80,003
                                 -----------    ----------
Total inventories                $ 1,661,782    $1,367,463
                                 ===========    ==========


3.  UNUSED LINE OF CREDIT:

     The current agreement allows maximum financing of $1,670,000. All of the Company's assets provide security for the borrowings. As of April 30, 1998 the amount borrowed on the line of credit was $50,000. The line of credit also supported a $6,749 letter of credit which left a balance of $1,613,251 available to the Company.

                                     9/13

                                  PRAB, INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (unaudited)

4.   RECONCILIATION OF EARNINGS PER SHARE:

                              FOR THE QUARTER ENDED APRIL 30, 1998

                                  INCOME          SHARES        PER-SHARE
                               (Numerator)    (Denominator)       Amount
Income before
  extraordinary item            $316,648

Less: Preferred stock
  dividends                        4,813

Basic EPS
Income available
  to common
  stockholders                   311,835         1,757,339        $.18

Effect of dilutive
  securities
Stock options                                      134,020
Convertible preferred stock        4,813           366,667

Diluted EPS
Income available to Common
  stockholders & assumed
  conversions                   $316,648         2,258,026        $.14

                     FOR THE QUARTER ENDED APRIL 30, 1997

                                  INCOME          SHARES        PER-SHARE
                               (Numerator)    (Denominator)       Amount
Income before
   extraordinary item           $203,088
Less: Preferred stock
   dividends                       4,125

Basic EPS
Income available
   to common stockholders        198,963         1,757,339        $.11

Effect of dilutive securities
Stock options                                       66,197
Convertible preferred stock        4,125           366,667

Diluted EPS
Income available to Common
   stockholders & assumed
   conversions                  $203,088         2,190,203        $.09

                                    10/13

                                  PRAB, INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4. RECONCILIATION OF EARNINGS PER SHARE (CONTINUED):


                   FOR THE SIX MONTHS ENDED APRIL 30, 1998

                                  INCOME          SHARES        PER-SHARE
                               (Numerator)    (Denominator)       Amount
Income before
   extraordinary item           $436,747
Less: Preferred stock
   dividends                       9,625

Basic EPS
Income available
   to common stockholders         427,122        1,757,339        $.24

Effect of dilutive
   securities
Stock options                                      126,941
Convertible preferred stock        9,625           366,667

Diluted EPS
Income available to Common
   stockholders & assumed
   conversions                  $436,747         2,250,947        $.19

                  FOR THE SIX MONTHS ENDED APRIL 30, 1997

                             INCOME         SHARES       PER-SHARE
                          (Numerator)    (Denominator)       Amount
Income before
   extraordinary item           $225,653
Less: Preferred stock
   dividends                       8,250

Basic EPS
Income available
   to common stockholders        217,403         1,757,339        $.12

Effect of dilutive securities
Stock options                                       73,260
Convertible preferred stock        8,250           366,667

Diluted EPS
Income available to Common
   stockholders & assumed
   conversions                  $225,653         2,197,266        $.10

                                    11/13

                                  PRAB, INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


5. LONG-TERM DEBT:

     The Company's 12% subordinated notes were repaid in November 1997. Since the payoff amount of this debt exceeded its carrying amount, the transaction decreased income by $77,512 net of income taxes of $39,931.

                                    12/13