Form 10QSB
period 1998-07-31
PRAB INC
filed 1998-09-04
CIK 354383

Pg 1 of 13



                   U.S. SECURITIES AND EXCHANGE COMMISSION


                            WASHINGTON, D.C. 20549

                                 FORM 10-QSB


(Mark One)
[X]    QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

       For the Quarterly period ended: July 31, 1998
                                       -------------

[ ]    TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE
       EXCHANGE ACT

       For the transition period from            to                .
                                     -----------   ----------------

       Commission file number:                0-10187
                               ------------------------------------

                                  Prab, Inc.
-----------------------------------------------------------------------------
                   (Exact name of small business issuer as
                          specified in its charter)

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

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrants was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes__X__       No_____

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common Stock, par value $.10 per share - 1,757,339 shares outstanding at August 31, 1998.

Transitional Small Business Disclosure Format
(Check One):          Yes___  No__X__

                                                                   Pg 2 of 13

                        PART I - FINANCIAL INFORMATION
                        ------------------------------


Item 1.   Financial Statements
          --------------------

     The following Financial Statements are attached hereto in response to
Item 1:

                     Condensed Consolidated Balance Sheet
                          July 31, 1998 (Unaudited)
                               October 31, 1997

                      Consolidated Statement of Earnings
                       Three months ended July 31, 1998
                             and 1997 (Unaudited)

                       Nine months ended July 31, 1998
                             and 1997 (Unaudited)

                       Condensed Consolidated Statement
                                of Cash Flows
                       Nine months ended July 31, 1998
                             and 1997 (Unaudited)

                       Notes to Condensed Consolidated
                             Financial Statements

Item 2.   Management's Discussion and Analysis or Plan of Operation
          ---------------------------------------------------------

        Material Changes in Financial Condition. Accounts receivable decrease resulted primarily from lower sales in the third quarter of 1998 versus the fourth quarter of 1997. Inventory increased principally in work in process due to high shipments forecast for August.

        Accounts and note payable decrease resulted from lower accounts payables. Other current liabilities decreased mainly from lower customer deposits.

        Long term debt decreased due to the Company paying in full the 12% subordinated notes in November 1997 combined with quarterly payments on the term debt.

        Additional paid-in capital increased from recording income tax recoveries directly to additional paid-in capital.

        Material Changes in Results of Operations. Sales in the first nine months of 1998 were 15% higher than the first nine months of 1997. Higher sales resulted from a high back log going into the first quarter. New business booking levels for 1998 have basically been level with 1997 bookings.

        Costs of products sold were 61% in the first nine months of 1998 compared to 60% a year ago. Selling, general, and administrative expenses were 30% in the first nine months of 1998

                                                                   Pg 3 of 13


compared to 32% a year ago.

        Lower interest expense resulted from lower debt combined with lower interest rates on term debt and the line of credit due the bank.

        The order backlog of $4,674,000 at the end of the third quarter ended July 31, 1998 compares with $4,732,000 at the end of the previous quarter ended April 30, 1998 and $5,032,000 at the end of the third quarter a year ago.



                         PART II - OTHER INFORMATION
                         ---------------------------

Item 6.        Exhibits and Reports on Form 8-K
               --------------------------------

               (a)  Exhibits:       None

               (b) Reports on Form 8K:

                      No reports on Form 8-K have been filed during the quarter for which this report is filed.

                                                                   Pg 4 of 13


                                  SIGNATURES
                                  ----------

Pursuant to the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  PRAB, INC.

Date:   September 4, 1998            By:    /S/ Gary A. Herder
                                          ----------------------

                                            Gary A. Herder
                                    Its:    President and Chief
                                            Executive Officer


Date:   September 4, 1998            By:    /S/ Robert W. Klinge
                                          ----------------------

                                            Robert W. Klinge
                                    Its:    Controller

                                                                   Pg 5 of 13




                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549



                       Quarterly Report on Form 10-QSB
                     For the Quarter Ended July 31, 1998



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

                             --------------------




                                  PRAB, INC.

                           (A Michigan Corporation)

                             5944 E. Kilgore Road
                                P.O. Box 2121
                          Kalamazoo, Michigan 49003

                                                                   Pg 6 of 13


                                  PRAB, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEET


                                                  July 31,       October 31,
                                                    1998            1997
                                                  --------       -----------
                                                (Unaudited)        (Note)
ASSETS
  Current Assets:
    Cash                                         $   62,853     $   26,235
    Accounts Receivable                           2,891,844      3,364,163
    Inventories (Note 2)                          1,670,164      1,367,463
    Other current assets                            175,000        206,068
    Deferred income taxes                           290,000        290,000
                                                 ----------     ----------

      Total current assets                        5,089,861      5,253,929
                                                 ----------     ----------

  Property, plant and equipment
    (net of accumulated depreciation
    of $3,454,461 and $3,353,310
    respectively)                                 1,084,743      1,041,231
                                                 ----------     ----------

  Other assets
    Deferred charges and other assets                99,003        123,570
    Deferred income taxes                           536,678        523,000
                                                 ----------     ----------

         Total other assets                         635,681        646,570
                                                 ----------     ----------

         Total assets                            $6,810,285     $6,941,730
                                                 ==========     ==========

LIABILITIES AND STOCKHOLDERS' EQUITY:
  Current Liabilities:
    Accounts and note payable                    $1,434,592     $1,563,251
    Other current liabilities                     1,773,184      1,952,383
                                                 ----------     ----------

      Total current liabilities                   3,207,776      3,515,634
                                                 ----------     ----------
 Long term debt                                     510,000      1,340,817
                                                 ----------     ----------

 Other non-current liabilities                       16,897         16,039
                                                 ----------     ----------

 Stockholder's equity:
   Convertible preferred stock                      275,000        275,000
   Common stock                                     175,734        175,734
   Additional paid in capital                     1,056,542        709,467
   Retained Earnings                              1,568,336        909,039
                                                 ----------     ----------

     Total stockholders' equity                   3,075,612      2,069,240
                                                 ----------     ----------
     Total liabilities and stock-
       holders' equity                           $6,810,285     $6,941,730
                                                 ==========     ==========

Note: The balance sheet at October 31, 1997, has been taken from the ----- audited financial statements at that date and condensed.

                                                                   Pg 7 of 13

                                  PRAB, INC.


                      CONSOLIDATED STATEMENT OF EARNINGS
                                 (Unaudited)

                                     Three months ended          Nine months ended
                                         July 31,                    July 31,
                                 ------------------------    --------------------------
                                    1998         1997           1998            1997
                                    ----         ----           ----            ----

Net Sales                        $4,795,518    $4,185,738    $13,471,304    $11,737,246
                                 ----------    ----------    -----------    -----------

Cost and expenses:
  Cost of products sold           2,848,939     2,396,540      8,178,648      7,068,799
  Selling, general and
    administrative expenses       1,437,399     1,351,142      4,059,097      3,711,150
                                 ----------    ----------    -----------    -----------
                                  4,286,338     3,747,682     12,237,745     10,779,949
                                 ----------    ----------    -----------    -----------
    Operating Income                509,180       438,056      1,233,559        957,297
                                 ----------    ----------    -----------    -----------

Other income (deductions):
  Interest expense                  (26,666)      (66,530)       (92,820)      (225,118)
  Gain on sale of property,
    plant and equipment                --            --            1,276           --
                                 ----------    ----------    -----------    -----------

Income before income taxes
  and extraordinary item            482,514       371,526      1,142,015        732,179

Provision for income taxes          168,015       133,000        390,769        268,000
                                 ----------    ----------    -----------    -----------

Income before extraordinary
  item                              314,499       238,526        751,246        464,179

Extraordinary Item - Loss on
  extinguishment of debt
  (net of income taxes of
  $39,931) (Note 5)                    --            --           77,512           --
                                 ----------    ----------    -----------    -----------

Net Income                       $  314,499    $  238,526    $   673,734        464,179
                                 ==========    ==========    ===========    ===========

Earnings (Loss) Per Common
 Share: (Note 4)

  Basic:
    Earnings before
      extraordinary item         $      .18    $      .13    $       .42    $       .26
    Extraordinary item                   --            --           (.04)            --
                                 ----------    ----------    -----------    -----------

    Net Earnings                 $      .18    $      .13    $       .38    $       .26
                                 ==========    ==========    ===========    ===========

  Diluted:
    Earnings before
      extraordinary item         $      .14    $      .11    $       .33    $       .21
    Extraordinary item                 --            --             (.03)          --
                                 ----------    ----------    -----------    -----------

    Net Earnings                 $      .14    $      .11    $       .30    $       .21
                                 ==========    ==========    ===========    ===========

                                                                   Pg 8 of 13


                                  PRAB, INC.

                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (Unaudited)

                                              Nine Months Ended
                                                   July 31,
                                          ------------------------
                                             1998         1997
                                             ----         ----
Net cash provided by (used in)
  operating activities                    $1,188,163   $ 1,582,321
                                          ----------   -----------

Cash flows from investing activities:
  Acquisition of property,
    plant and equipment                     (185,807)     (220,776)
  Proceeds from sale of equipment              1,700             0
                                          ----------   -----------
  Net cash provided by (used in)
    investing activities:                   (184,107)     (220,776)
                                          ----------   -----------
Cash flows from financing activities:
  Payment on long-term debt and
    current maturities                      (950,000)     (570,000)
  Net Increase (Decrease) in short-term
    borrowings                                (3,000)     (904,000)
  Dividend payments                          (14,438)      (12,375)
                                          ----------   -----------
Net cash provided by (used in)
  financing activities                      (967,438)   (1,486,375)
                                          ----------   -----------
Net increase (Decrease) in cash           $   36,618   $  (124,830)
                                          ==========   ===========

                                                                   Pg 9 of 13

                                  PRAB, INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)

1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

    The condensed consolidated balance sheet at July 31, 1998, the consolidated statement of earnings and the condensed consolidated statement of cash flows for the three month and nine month periods ended July 31, 1998 and 1997, have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows at July 31, 1998, and for all periods presented have been made.

    Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's October 31, 1997, annual report to stockholders. The results of operations for the period ended July 31, 1998, is not necessarily indicative of the operating results for the full year.

        Net Income and Earnings Per Common Share for the three months and nine months ended July 31, 1997 have been previously restated as described in
Note 5 of Notes to Condensed Consolidated Financial Statements contained in the Company's Form 10-QSB/A (Amendment No.1) for the quarterly period ended July 31, 1997.

2.  INVENTORIES:

     Inventories consist of the following:


                                        July 31,      October 31,
                                          1998            1997
                                        --------      -----------
      Raw materials                    $  946,719     $   938,863
      Work in process                     606,515         348,597
      Finished goods and display
        units                             116,930          80,003
                                       ----------     -----------
      Total inventories                $1,670,164     $ 1,367,463
                                       ==========     ===========


3.   UNUSED LINE OF CREDIT:

     The current agreement allows maximum financing of $1,670,000. All of the Company's assets provide security for the borrowings. As of July 31, 1998 the amount borrowed on the line of credit was $447,000. The line of credit also supported a $6,749 letter of credit which left a balance of $1,216,251 available to the Company.

                                                                  Pg 10 of 13


                                  PRAB, INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)

4.   RECONCILIATION OF EARNINGS PER SHARE:

                     FOR THE QUARTER ENDED JULY 31, 1998

                                       INCOME        SHARES        PER-SHARE
                                    (Numerator)    (Denominator)      Amount
Income before
 extraordinary item                  $314,499

Less: Preferred stock
 dividends                              4,813

Basic EPS
Income available
  to common
  stockholders                        309,686         1,757,339           $.18

Effect of dilutive
 securities
Stock options                                          131,984
Convertible
  preferred stock                       4,813          366,667

Diluted EPS
Income available to Common
  stockholders & assumed
  conversions                       $ 314,499        2,255,990           $.14

                     FOR THE QUARTER ENDED JULY 31, 1997

                                       INCOME        SHARES        PER-SHARE
                                    (Numerator)    (Denominator)      Amount
Income before
  extraordinary item                $ 238,526
Less: Preferred stock
  dividends                             4,125

Basic ESP
Income available
  to common
  stockholders                        234,401         1,757,339           $.13

Effect of dilutive
  securities
Stock options                                            62,551
Convertible
  preferred stock                       4,125           366,667

Diluted EPS
Income available to Common
  stockholders & assumed
  conversions                       $ 238,526         2,186,557           $.11


                                                                  Pg 11 of 13
                                  PRAB, INC

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4.    RECONCILIATION OF EARNINGS PER SHARE (CONTINUED):

                   FOR THE NINE MONTHS ENDED JULY 31, 1998


                                INCOME          SHARES        PER-SHARE
                              (Numerator)    (Denominator)      Amount

Income before
  extraordinary item          $751,246
Less: Preferred stock
  dividends                     14,438

Basic EPS
Income available
  to common
  stockholders                 736,808         1,757,339         $.42

Effect of dilutive
  securities
Stock options                                    128,732
Convertible
  preferred stock               14,438           366,667

Diluted EPS
Income available to Common
  stockholders & assumed
  conversions                 $751,246         2,252,738         $.33


                   FOR THE NINE MONTHS ENDED JULY 31, 1997

                                 INCOME          SHARES        PER-SHARE
                               (Numerator)    (Denominator)      Amount
Income before
  extraordinary item            $464,179
Less: Preferred stock
  dividends                       12,375

Basic EPS
Income available
  to common
  stockholders                   451,804        1,757,339         $.26

Effect of dilutive securities
Stock option                                       69,909
Convertible
  preferred stock                 12,375          366,667

Diluted EPS
Income available to Common
  stockholders & assumed
  conversions                   $464,179        2,193,915         $.21


                                                      Pg 12 of 13
                             PRAB, INC.

      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5. LONG-TERM DEBT:

         The company's 12% subordinated notes were repaid in November 1997. Since the payoff amount of this debt exceeded its carrying amount, the transaction decreased income by $77,512 net of income taxes of $39,931.