Form 10KSB
period 1998-10-31
PRAB INC
filed 1999-01-29
CIK 354383

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-KSB
             [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended October 31, 1998

               [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                      For the transition period from       to
                                                    ------   -------

                        Commission file number 0-10187

                                  PRAB, INC.
                (Name of Small Business Issuer in its charter)

                   Michigan                       38-1654849
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

         Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [x]

         The issuer's revenues for its most recent fiscal year were:
$18,237,373.

         The aggregate market value of Common Stock held by persons not "affiliated" with the issuer, based on the average bid and ask price of the Common Stock as of December 31, 1998, was $3,143,332. For purposes of this computation, all executive officers, directors and 5% shareholders of the Company have been assumed to be affiliates. Certain of such persons may disclaim that they are affiliates of the Company.

         As of December 31, 1998, the registrant had outstanding 1,757,339 shares of Common Stock, $.10 par value.

                     DOCUMENTS INCORPORATED BY REFERENCE

                                              Parts of Form 10-KSB Into Which
Identity of Document                              Document is Incorporated
--------------------                          -------------------------------

Definitive Proxy Statement with                          Part III
respect to the 1999 Annual Meeting
of Shareholders of the Company.

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

         The Company also sells conveyors and systems under the trade name of HapmanTM, which are used primarily to transport bulk materials, such as powders and chemicals bag. These tubular, flexible screw (HelixTM), and pneumatic conveyors, bulk bag unloaders, and bag dumping stations (also known as "bulk material handling equipment") are used in the chemical, pharmaceutical, food, plastics and other processing industries and sell in the price range of $2,000 to $100,000.

Sales

         The Company's business is not seasonal; however, fluctuations in sales are common due to large system orders, which is typical of the capital equipment industry. Foreign sales and license fees accounted for 11%, 17%, and 6% of the Company's net sales for fiscal years 1998, 1997 and 1996, respectively. The Company's sales are not dependent on one or a few major customers.

Backlog

         The Company's backlog of orders as of October 31, 1998 and October 31, 1997 is set forth below. The Company believes all backlog orders outstanding as of October 31, 1998 will be filled within one year.

                                                      Increase
                 As of              As of             (Decrease)
             October 31,        October 31,           From 1997
                 1998               1997                to 1998
             -----------        -----------           ---------

            $3,174,000         $4,588,000               (31%)


Marketing and Distribution

         The Company maintains demonstration equipment in its factory applications laboratory.

         The Company generates inquiries through advertising, trade shows, trade releases, and customer referrals. Sales of all the Company's products are made by factory sales engineers, manufacturing agents, distributors and licensees.

Engineering and Design Development

         The Company's engineering and design personnel develop and modify its products to meet the customers' specifications. Most of the Company's products require a certain amount of custom engineering or design work. The Company does not engage in substantial research and development activities.

Manufacturing

         The Company fabricates and assembles the primary components of its products. The principal materials used in all of the Company's products are bar and sheet metal, stampings, castings, machined parts, electrical components, completed controls and finished goods. All of these materials are readily available from a variety of sources.

         Warranty expense for the past three years has been approximately $393,000, $525,000 and $497,000 for 1998, 1997 and 1996, respectively.

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

Employees

         As of December 31, 1998, the Company employed 98 persons, 94 of which persons were employed on a full-time basis. 45 of the employees are covered by a collective bargaining agreement with the United Steelworkers of America, AFL-CIO-CLC. The three-year contract with the Union expires on October 31, 2001.

Item 2.   Properties

         All of the Company's offices and manufacturing facilities are located in Kalamazoo, Michigan, in a 72,000 square foot building owned by the Company

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

                                   PART II

Item 5.   Market for Common Equity and Related Stockholder Matters

         The following table sets forth the range of high and low bid information for the Company's two most recent fiscal years:

                                       1998
                           --------------------------------------
                           First      Second     Third    Fourth
                           Quarter    Quarter    Quarter  Quarter
                           -------    -------    -------  -------
Stock Price      (bid)
                 High      3 5/8      3          3 1/16     3 1/4
                 Low       1 3/4      2 1/2      2 5/8      2 5/8


                                       1997
                           --------------------------------------
                           First      Second     Third    Fourth
                           Quarter    Quarter    Quarter  Quarter
                           -------    -------    -------  -------

Stock Price      (bid)
                 High       1 13/16    1 1/2      1 3/8    1 7/8
                 Low        1 1/2      1 3/8      1        1 1/4

         The Common Stock is regularly quoted on the OTC Bulletin Board (OTCBB). The above bid prices are quotations reflecting inter-dealer prices, without retail markup, markdown or commissions, and may not necessarily represent actual transactions. At December 31, 1998, there were approximately 1,062 record holders of the Common Stock.

         The Company has paid no dividends on its Common Stock. The payment of dividends in the future will be dependent upon the financial condition, capital requirements, earnings of the Company and such other factors as the Board of Directors may deem relevant.

Item 6.   Management's Discussion and Analysis or Plan of Operation

Overview of Recent Significant Events

         Net sales in 1998 increased 8% and new order bookings decreased 7% when compared to 1997. Operating profits in 1998 decreased by $28,657 resulting primarily from higher cost of sales and not raising prices to customers.

         In November 1997, the Company paid all subordinated debt holders in full using a combination of cash on hand and its bank line of credit. The payment lowered interest expense in 1998 as the Company was paying 12% on the subordinated debt versus commercial market rates on the line of credit. Total debt repayment in 1998 amounted to $1,290,000.

1998 Compared to 1997

         Net sales increased 8% in 1998 to $18,237,000 from $16,915,000 in
1997. Part sales were 18% of total sales versus 20% a year ago.

         The Company's business is highly competitive and very sensitive to price. The increase in net sales in 1998 was primarily due to increased sales of the "Prab" line of conveyors and chip processing systems. The actual sales fluctuation due to price is not known.

         Cost of sales compared to net sales increased to 61% in 1998 from 59% in 1997. Selling, general and administrative expenses were 30% of net sales in 1998 and 31% in 1997.

         Interest expense decreased as a result of lower debt. The Company's 12% Subordinated Notes were repaid by the Company in November 1997. Since the notes were carried at a discount, the payoff amount of this debt exceeded its carrying amount and an extraordinary loss on the extinguishment of the debt was reported. The effect of this transaction for the year ended October 31, 1998 was to decrease income by $77,512, net of the income tax benefit of $39,931.

Trends

         The Company's current backlog of orders is lower than the prior year due to lower booking levels. Historically, a decline in backlog results in lower sales and management has projected that sales for the Company will decrease in fiscal 1999, and such decline will negatively affect earnings. The extent of the decrease in sales and earnings cannot be accurately determined at this time and will be affected by the general economy in 1999 and efforts by the Company to increase sales and reduce expenses.

         Sales of bulk material handling parts and equipment in fiscal 1998 decreased 4% from 1997 sales. Sales of metal scrap processing conveyors, parts, and chip systems in fiscal 1998 increased 19% above 1997 sales.

Liquidity and Financial Condition

         The Company's primary cash requirements in 1998 were operating expenses, capital expenditures, debt repayment, and interest payments on debt.

         In fiscal 1998, the Company's operations provided $1,557,000 of cash and the Company had working capital at the end of the year of $2,260,000 compared to $1,738,000 a year ago. The increase resulted primarily from lower notes payable, accounts payable, and customer deposits. Capital expenditures were down from the prior year with $223,000 in 1998 versus $281,000 in 1997. Other current assets decreased primarily because of a decrease in prepaid insurance.

         The Company had $200,000 outstanding on its $1,670,000 bank line of credit at October 31, 1998. The line of credit also supported a $6,749 letter of credit which left a balance of $1,463,251 available to the Company. The Company believes this financing, combined with cash generated by operations in 1999, will provide sufficient funds to finance working capital requirements, capital additions, and debt repayments.

Summary

         As described above, the Company believes that sales and earnings may materially decrease in 1999; however, the Company's net income for 1999 will be positively impacted by lower interest expense on reduced debt. Excess cash will continue to be used to reduce debt.

Year 2000 Issue

         The Company has been, and is currently, in the process of addressing a significant issue facing all users of automated information systems. The problem is that many computer systems that process transactions based on two digits representing the year of transaction may recognize a date using "00" as the year 1900 rather than the year 2000, or otherwise not properly process dates in the year 2000.

         The Company has evaluated its products, both past and present, for year 2000 compliance. None of the products that the Company currently supplies contain a date function, and therefore, are not affected by the year 2000 problem. While the Company cannot determine with certainty that no products supplied in the past are affected by the year 2000 problem, the Company is not aware of any such products which contain a year 2000 defect.

         The Company has evaluated its internal systems and, in the opinion of management, there is no reason to believe that any computer systems or software used internally by the Company will materially affect its operations or any transactions with any customer, supplier or business partner, now or in the future. The Company has also conducted an evaluation of its key suppliers of goods and services and, in the opinion of management, there is no reason to believe that any computer systems operated by the Company's suppliers and business partners will encounter a Year 2000 problem which would have a material adverse effect on the Company's operations. In addition, the Company believes that it has alternative sources for all goods and services presently provided to the Company. In the event that the year 2000 problem causes a disruption of basic services such as utilities or banking or a sustained disruption of the economy in general, the Company will be adversely affected. The Company has not adopted any contingency plans regarding Year 2000 because it does not believe any materially adverse events are likely to occur for which such plans would be of benefit.

         The Company anticipates that its total expenditures to address the year 2000 problem will not exceed $50,000. This amount does not include the cost of upgrading the Company's computer system in fiscal year 1998, which upgrade was undertaken for reasons other than year 2000 concerns. The total cost of the upgrade was approximately $150,000.

Item 7.   Financial Statements

         (a) The following Financial Statements are attached hereto in response to Item 7:

              Independent Auditor's Report - Plante & Moran, LLP

              Consolidated Balance Sheets - October 31, 1998 and October 31,
              1997

              Consolidated Statement of Income - Years ended October 31, 1998 and October 31, 1997

              Consolidated Statement of Changes in Stockholders' Equity - Years ended October 31, 1998 and October 31, 1997

              Consolidated Statement of Cash Flows - Years ended October 31, 1998 and October 31, 1997.

              Notes to Consolidated Financial Statements

Item 8. Changes in and Disagreements with Accountants on Accounting an Financial Disclosures

                  None.


                                   PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

         The information under the caption "Election of Directors" contained in the Company's Definitive Proxy Statement filed with the Commission, is incorporated herein by reference.

Item 10. Executive Compensation

         The information under the captions "Executive Compensation", "Option Grants in Last Fiscal Year", "Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values" and "Compensation of Directors" contained in the Company's Definitive Proxy Statement filed with the Commission, is incorporated herein by reference.

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

Item 13. Exhibits and Reports on Form 8-K

              (a) The following exhibits are attached hereto:

Exhibit        Description of Exhibit
Number
------

3(i). Second Restated Articles of Incorporation of the Company, as amended, incorporated herein by reference to Exhibit 3(i) of the Company's Form 8-A/A (Amendment No.1) dated May 25, 1995.

3(ii). By-Laws of the Company as amended incorporated herein by reference to Exhibit 3(ii) of the Company's Form 8-A/A (Amendment No.1) dated May 25, 1995.

4a. $77,500 Subordinated Capital Note dated October 31, 1996 from the Company to Gary A. Herder (except for varying principal amounts, the terms of Mr. Herder's Subordinated Capital Note are identical to the terms of all other Subordinated Capital Notes issued by the Company in the aggregate principal amount of $680,000 on October 31, 1996) incorporated herein by reference to Exhibit 4a of the Company's Form 8-K dated October 31, 1996.

4b. $1,800,000 Commercial Term Note dated October 31, 1996 from the Company to FMB-Arcadia Bank (now known as The Huntington National
         Bank) incorporated herein by reference to Exhibit 4b of the Company's Form 8-K dated October 31, 1996.

4c. Security Agreement with Addendum dated October 31, 1996 from the Company to FMB-Arcadia Bank (now known as The Huntington National
         Bank) incorporated herein by reference to Exhibit 4c of the Company's Form 8-K dated October 31, 1996.

4d. Future Advance Mortgage dated October 30, 1992 from the Company to FMB-Arcadia Bank (now known as The Huntington National Bank), together with Amendment to Mortgage dated October 31, 1996 incorporated herein by reference to Exhibit 4d of the Company's Form 8-K dated October 31, 1996.

4e. Addendum to Commercial Term Note dated October 31, 1996 executed December 4, 1997.

4f.      Addendum to Security Agreement dated October 31, 1996 executed
         March 9, 1998.

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

21.      List of Subsidiaries.

24a.     Power of Attorney for William G. Blunt

24b.     Power of Attorney for John W. Garside

24c.     Power of Attorney for Gary A. Herder

24d.     Power of Attorney for James H. Haas

24e.     Power of Attorney for John J. Wallace

27.      Financial Data Schedule


The Company will furnish copies of the above described Exhibits upon written request and payment of a fee equal to $20.00 per request, plus $.20 per page copied, plus postage. All requests for copies of Exhibits should be sent to:
Mr. Robert W. Klinge, Prab, Inc., 5944 E. Kilgore Road, P.O. Box 2121, Kalamazoo, Michigan 49003.


                  (b) No reports on Form 8-K were filed during the last quarter of the period covered by this report.

                                  SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                PRAB, INC.


                                                By: /s/Robert W. Klinge
                                                    -------------------
                                                    Robert W. Klinge
                                                    Treasurer

January 28, 1999

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature                      Title                        Date
---------                      -----                        ----


--------------------------     Chairman of the              January 28, 1999
*John J. Wallace               Board and Director


--------------------------     President, Principal         January 28, 1999
*Gary A. Herder                Executive Officer,
                               Principal Financial
                               Officer, and Director

/s/ Eric V. Brown, Jr.         Secretary and Director       January 28, 1999
--------------------------
Eric V. Brown, Jr.


--------------------------     Director                     January 28, 1999
*William G. Blunt


--------------------------     Director                     January 28, 1999
*James H. Haas


--------------------------     Director                     January 28, 1999
*John W. Garside

/s/ Robert W. Klinge           Treasurer (Principal         January 28, 1999
--------------------------     Accounting Officer)
Robert W. Klinge

*
By: /s/ Eric V. Brown, Jr.                                  January 28, 1999
    ----------------------
    Eric V. Brown, Jr.
    Attorney-in-Fact

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                         Annual Report on Form 10-KSB
                     For the Year Ended October 31, 1998






                             Financial Statements
                              Index to Exhibits
                                   Exhibits






                                  PRAB, INC.
                           (A Michigan Corporation)
                             5944 E. Kilgore Road
                                P.O. Box 2121
                          Kalamazoo, Michigan 49003

                     [ LETTERHEAD PLANTE & MORAN, LLP ]


                         Independent Auditor's Report



To the Directors and Stockholders
Prab, Inc.


We have audited the accompanying consolidated balance sheet of Prab, Inc. and subsidiary as of October 31, 1998 and 1997, and the related consolidated statements of income, stockholders' equity and cash flows for the years then ended, as listed in the index at item 7 (a) These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Prab, Inc. and subsidiary at October 31, 1998 and 1997, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.


                                                      /s/ Plante & Moran, LLP
                                                      -----------------------
                                                      PLANTE & MORAN, LLP
Kalamazoo, Michigan
December 11, 1998

Prab, Inc.
-----------------------------------------------------------------------------

                                                                       October 31
                                                                 -----------------------
                                                                    1998         1997
                                                                 ----------   ----------
                             Assets
Current Assets
         Cash                                                    $   51,621   $   26,235
         Accounts receivable, net of allowance for doubtful
               accounts of $48,248 in 1998 and $42,094 in 1997    3,367,308    3,364,163
         Inventories (Note 2)                                     1,413,078    1,367,463
         Deferred income taxes (Note 8)                             431,296      290,000
         Other current assets                                       117,148      206,068
                                                                 ----------   ----------
                                 Total current assets             5,380,451    5,253,929

Property, Plant and Equipment (Note 3)                            1,085,202    1,041,231

Other Assets
         Deferred charges, net of accumulated amortization
               of $8,304 in 1998 and $4,451 in 1997 (Note 1)         17,353       21,206
         Deferred income taxes (Note 8)                             381,704      523,000
         Other assets                                               116,701      102,364
                                                                 ----------   ----------
                                Total other assets                  515,758      646,570
                                                                 ----------   ----------
                                Total assets                     $6,981,411   $6,941,730
                                                                 ==========   ==========

See Notes to Consolidated Financial Statements.

-----------------------------------------------------------------------------
                                                   Consolidated Balance Sheet

                                                                           October 31
                                                                    -----------------------
                                                                        1998        1997
                                                                    ----------   ----------
             Liabilities and Stockholders' Equity
Current Liabilities
         Notes payable - Bank (Note 5)                              $  200,000   $  450,000
         Current portion of long-term debt (Note 4)                    360,000      360,000
         Accounts payable                                              986,312    1,113,251
         Customer deposits                                             342,282      445,897
         Salaries, wages and vacation                                  475,270      423,801
         Commissions                                                   377,980      359,380
         Other accrued expenses                                        378,993      363,305
                                                                    ----------   ----------
                       Total current liabilities                     3,120,837    3,515,634

Long-term Debt - Related Parties                                          --        367,840

Long-term Debt (Note 4)                                                420,000      972,977

Deferred Compensation (Note 6)                                          17,183       16,039

Stockholders' Equity
         Convertible preferred stock (Note 11) - $.75 par value:
              Authorized - 2,000,000 shares
              Issued and outstanding - 366,667 shares
                     at October 31, 1998 and 1997                      275,000      275,000
         Common stock - $.10 par value:
              Authorized - 7,000,000 shares
              Issued and outstanding - 1,757,339 shares
                     at October 31, 1998 and 1997                      175,734      175,734
         Additional paid-in capital                                  1,161,828      709,467
         Retained earnings since November 1, 1995                    1,810,829      909,039
                                                                    ----------   ----------

                       Total stockholders' equity                    3,423,391    2,069,240
                                                                    ----------   ----------

                       Total liabilities and stockholders' equity   $6,981,411   $6,941,730
                                                                    ==========   ==========

Prab, Inc.
-----------------------------------------------------------------------------
                                             Consolidated Statement of Income

                                                                   Year Ended October 31
                                                               ----------------------------
                                                                    1998            1997
                                                               ------------    ------------
Net Sales                                                      $ 18,237,373    $ 16,914,611
Cost of Sales                                                    11,177,529      10,015,157
                                                               ------------    ------------

Gross Profit                                                      7,059,844       6,899,454

Selling, General and Administrative Expenses                      5,409,116       5,220,069
                                                               ------------    ------------

Operating Income                                                  1,650,728       1,679,385

Other Income (Expenses)
         Interest expense                                          (119,886)       (286,025)
         Interest income                                              7,214           6,145
         Other                                                          127            --
                                                               ------------    ------------

Income - Before income taxes and extraordinary item               1,538,183       1,399,505

Income Tax Expense (Note 8)                                         539,631         500,978
                                                               ------------    ------------

Net Income Before Extraordinary Item                                998,552         898,527

Extraordinary Item - Loss on retirement of subordinated
         debt, net of income tax benefit of $39,931 (Note 4)         77,512            --
                                                               ------------    ------------
Net Income                                                     $    921,040    $    898,527
                                                               ============    ============
Earnings per Common and Common Share Equivalent
         Basic                                                 $       0.51    $       0.50
                                                               ============    ============
         Diluted                                               $       0.41    $       0.41
                                                               ============    ============

See Notes to Consolidated Financial Statements.

Prab, Inc.
-----------------------------------------------------------------------------
                    Consolidated Statement of Changes in Stockholders' Equity

                               Convertible Preferred Stock     Common Stock             Additional                   Total
                               ---------------------------  -----------------------      Paid-In      Retained    Stockholders'
                                  Shares       Amount        Shares       Amount         Capital      Earnings       Equity
                                  -------   -----------     ---------   -----------   -----------   -----------   -----------
Balance - November 1, 1996        366,667   $   275,000     1,757,339   $   175,734     $    --     $    27,012   $   477,746
Convertible preferred stock
   dividends (Note 11)               --            --            --            --            --         (16,500)      (16,500)
Recognition of income
   tax recoveries
   subsequent to a quasi-
   reorganization (Note 1)           --            --            --            --         709,467          --         709,467
Net income                           --            --            --            --            --         898,527       898,527
                                  -------   -----------     ---------   -----------   -----------   -----------   -----------
Balance - October 31, 1997        366,667       275,000     1,757,339       175,734       709,467       909,039     2,069,240
Convertible preferred stock
   dividends (Note 11)               --            --            --            --            --         (19,250)      (19,250)
Recognition of income
   tax recoveries
   subsequent to a quasi-
   reorganization (Note 1)           --            --            --            --         452,361          --         452,361
Net income                           --            --            --            --            --         921,040       921,040
                                  -------   -----------     ---------   -----------   -----------   -----------   -----------
Balance - October 31, 1998        366,667   $   275,000     1,757,339   $   175,734   $ 1,161,828   $ 1,810,829   $ 3,423,391
                                  =======   ===========     =========   ===========   ===========   ===========   ===========

See Notes to Consolidated Financial Statements.

Prab, Inc.
-----------------------------------------------------------------------------
                                         Consolidated Statement of Cash Flows

                                                                      Year Ended October 31
                                                                    --------------------------
                                                                        1998          1997
                                                                    -----------    -----------
Cash Flows from Operating Activities
       Net income                                                   $   921,040    $   898,527
       Adjustments to reconcile net income to net cash from
          operating activities:
                Depreciation and amortization                           182,679        175,022
                Amortization of discounts on subordinated notes           1,740         18,687
                Bad debt expense                                         31,558         10,880
                Deferred taxes                                          452,361        475,832
                Loss on retirement of subordinated debt                 117,443           --
                (Increase) decrease in assets:
                   Accounts receivable                                  (34,703)      (646,536)
                   Inventories                                          (45,615)      (224,007)
                   Other current and noncurrent assets                   74,583       (252,685)
                Increase (decrease) in liabilities:
                   Accounts payable                                    (126,939)       124,816
                   Customer deposits                                   (103,615)       256,710
                   Accrued expenses                                      85,757        107,863
                   Deferred compensation                                  1,144          1,099
                                                                    -----------    -----------
                        Net cash provided by operating activities     1,557,433        946,208

Cash Flows from Investing Activities
   Purchase of equipment                                               (222,797)      (280,840)

Cash Flows from Financing Activities
   Repayment of short-term debt                                        (250,000)      (454,000)
   Payments on long-term debt                                        (1,040,000)      (660,000)
   Payment of dividends                                                 (19,250)       (16,500)
                                                                    -----------    -----------
                        Net cash used in financing activities        (1,309,250)    (1,130,500)
                                                                    -----------    -----------

Net Increase (Decrease) in Cash                                          25,386       (465,132)

Cash - Beginning of year                                                 26,235        491,367
                                                                    -----------    -----------
Cash - End of year                                                  $    51,621    $    26,235
                                                                    ===========    ===========

See Notes to Consolidated Financial Statements.

Prab, Inc.
-----------------------------------------------------------------------------
                                                Notes to Financial Statements
                                                    October 31, 1998 and 1997




Note 1 - Nature of Business and Significant Accounting Policies

         Prab, Inc. and subsidiary (the "Company") is engaged in the manufacturing of metal scrap reclamation systems and conveyor equipment. Major customers are in the metal working, chemical, pharmaceutical, and food processing industries throughout the United States, Canada, Mexico, Asia, and Europe. Sales outside the United States were approximately 11 percent of total sales in 1998 and 17 percent of total sales in 1997. Accounts receivable generated from foreign sales totaled approximately $595,000 as of October 31, 1998.

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

         Warranties - The Company's products are generally under warranty against defects in material and workmanship for a period of one year. The Company has established a reserve of $136,312 and $156,244 at October 31, 1998 and 1997, respectively, for these anticipated future warranty costs.

         Advertising - Advertising expense was $440,616 and $435,460 for the years ended October 31, 1998 and 1997, respectively, mostly for trade shows and publications.

Note 1 - Nature of Business and Significant Accounting Policies
         (Continued)

         Net Income Per Common and Common Equivalent Share - The Company calculates earnings per share according to the provisions of SFAS
         128. The earnings per share amounts disclosed in the 1997 financial statements have been restated to reflect the provisions of SFAS 128.

         A reconciliation of net income to net income available to common shareholders is as follows:

                                                       1998          1998          1997            1997
                                                   -----------    -----------   -----------    -----------
                                                      Basic         Diluted        Basic          Diluted
                                                    Earnings      Earnings Per   Earnings      Earnings Per
                                                    Per Share        Share       Per Share         Share
                                                   -----------    -----------   -----------    -----------
Net income                                         $   921,040    $   921,040   $   898,527    $   898,527
Dividends on convertible preferred stock               (19,250)          --         (16,500)          --
                                                   -----------    -----------   -----------    -----------
Net income available to common shareholders        $   901,790    $   921,040   $   882,027    $   898,527
                                                   ===========    ===========   ===========    ===========
Common and common equivalent shares outstanding      1,757,339      2,255,112     1,757,339      2,197,971
                                                   ===========    ===========   ===========    ===========
Earnings per common and common equivalent shares   $      0.51    $      0.41   $      0.50    $      0.41
                                                   ===========    ===========   ===========    ===========

         A reconciliation of common and common equivalent shares outstanding is as follows:

                                                               1998       1998         1997         1997
                                                           ----------- -----------  ----------- -----------
                                                              Basic      Diluted       Basic       Diluted
                                                            Earnings   Earnings Per  Earnings   Earnings Per
                                                            Per Share     Share      Per Share      Share
                                                           ----------- -----------  ----------- -----------
Weighted average number of outstanding common shares         1,757,339   1,757,339   1,757,339   1,757,339
Incremental shares from outstanding options dated 12/14/89        --         4,605        --          --
Incremental shares from outstanding options dated 02/22/91        --        50,954        --        37,094
Incremental shares from outstanding options dated 10/23/91        --        33,373        --         6,719
Incremental shares from outstanding options dated 05/26/94        --        36,406        --        30,152
Incremental shares from outstanding options dated 11/19/94        --         5,768        --          --
Incremental shares from convertible preferred stock               --       366,667        --       366,667
                                                             ---------   ---------   ---------   ---------
Common and common equivalent shares outstanding              1,757,339   2,255,112   1,757,339   2,197,971
                                                             =========   =========   =========   =========

         There are no securities that could potentially dilute earnings per share in the future that are not considered above. There is no individual income effects from the securities noted above.

Note 1 - Nature of Business and Significant Accounting Policies
         (Continued)

         Deferred Charges - Deferred charges include $25,657 in costs for the issuance of debt related to the redemption of stock on October 31, 1998. These costs will be amortized according to the effective interest method over a period of 5 years. Amortization related to these deferred charges totaled $8,304 and $4,451 for the years ended October 31, 1998 and 1997, respectively.

         Elimination of Deficit in Retained Earnings - On October 31, 1995, the Company eliminated the earnings deficit amount on its balance sheet through a quasi-reorganization in accordance with the state laws of Michigan. The capital surplus (additional paid-in capital) was used to eliminate in its entirety a deficit of $4,228,988 in the balance sheet under stockholders' equity. Retained earnings shown on the balance sheet reflects earnings since November 1, 1995.

         Income tax recoveries of temporary differences and carryforwards that had not been recognized as of the date of the quasi-reorganization that are recognized in subsequent years are added directly to additional paid-in capital. Such income tax recoveries were approximately $452,000 in 1998 and $709,000 in 1997.

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

         Concentration of Labor - Approximately 50 percent of the Company's workforce is subject to a collective bargaining agreement. The collective bargaining agreement expires October 31, 2001.

         Stock Options - The Company has three stock option plans (see Note
         7). The Company accounts for its stock options using the intrinsic value method. Under that method, compensation expense is recognized to the extent the fair value of the common stock exceeds the exercise price of the options at the date the options are granted. Under the Company's plans, the exercise price of options granted must equal or exceed the value of the stock at the grant date. Accordingly, no amounts are recorded as compensation expense for options granted.

Note 2 - Inventories

         Inventories consist of the following:

                                      1998          1997
                                      ----          ----
Raw materials                      $1,036,846   $  938,863
Work in process                       208,214      348,597
Finished goods and display units      168,018       80,003
                                   ----------   ----------
     Total inventories             $1,413,078   $1,367,463
                                   ==========   ==========

         Inventories are stated at the lower of cost, determined by the LIFO method, or market. If the FIFO method had been used for the entire consolidated group, inventories, after an adjustment to the lower of cost or market, would have been approximately $1,800,000 and $1,760,000 at October 31, 1998 and 1997, respectively.

Note 3 - Property, Plant and Equipment

         Cost of property, plant and equipment and depreciable lives are summarized as follows:

                                                          Depreciable
                                   1998          1997     Life--years
                                ----------   ----------   -----------
Land                            $   28,939   $   28,939        --
Buildings and improvements       1,762,455    1,700,063      10-30
Machinery and equipment          2,770,653    2,665,539       3-10
                                ----------   ----------

     Total cost                  4,562,047    4,394,541

Less accumulated depreciation    3,476,845    3,353,310
                                ----------   ----------

     Net carrying amount        $1,085,202   $1,041,231
                                ==========   ==========

         Depreciation expense aggregated $178,826 and $170,330 at October 31, 1998 and 1997, respectively.

Note 4 - Long-term Debt

         Long-term debt consisted of the following:

                                                          1998         1997
                                                       ----------   ----------
Term note payable collateralized by
essentially all assets of the Company,
bearing interest at a fixed rate of 8.25%,
due in quarterly payments of $90,000 plus
interest from January 31, 1997 through
October 31, 2001                                       $  780,000   $1,140,000

Subordinated notes payable to related parties,
bearing interest at 12%                                      --        367,840

Subordinated notes payable, bearing interest at 12%          --        192,977
                                                       ----------   ----------

           Total                                          780,000    1,700,817

           Less current portion                           360,000      360,000
                                                       ----------   ----------

           Long-term portion                           $  420,000   $1,340,817
                                                       ==========   ==========


         Minimum principal payments on long-term debt to maturity as of October 31, 1998 are as follows:

1999                     $360,000
2000                      360,000
2001                       60,000
                         --------
     Total               $780,000
                         ========

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

         Included in interest expense are amounts attributable to the related party of approximately $7,000 in 1998 and $66,000 in 1997.

         The 12 percent subordinated notes described above were repaid by the Company in November 1997. Since the notes were carried at a discount, the payoff amount of this debt exceeded its carrying amount and an extraordinary loss on the extinguishment of the debt was reported. The effect of this transaction for the year ended October 31, 1998 was to decrease income by $77,512, net of the income tax benefit of $39,931. The effect of the extraordinary item for retirement of subordinated debt was to decrease basic and diluted earnings per share by $.04 and $.03, respectively, after the consideration of income taxes.

Note 5 - Note Payable - Bank

         At October 31, 1998, the Company has available a $1,670,000 line of credit under a commercial revolving note, expiring March 31, 1999, bearing interest at .5 percent below the bank's prime rate for an effective rate of 7.5 percent at October 31, 1998. The line of credit is collateralized by essentially all assets of the Company.
         Available borrowings are based on a formula of eligible accounts receivable and inventory. The line of credit supports letters of credit totaling $6,749 and $17,500 for the years ended October 31, 1998 and 1997, respectively.

Note 6 - Pension and Profit-sharing Plans

         As of October 31, 1998 and 1997, the Company is participating in a defined benefit plan for their collective bargaining unit. The following table sets forth the funded status of the Company's defined benefit pension plan and amounts recognized in the balance sheet at October 31, 1998 and 1997:


                                                                   1998           1997
                                                               -----------    -----------
Actuarial present value of accumulated benefit
  obligation, including vested benefits of $716,824
  and $691,085 in 1998 and 1997, respectively                  $   824,509    $   763,308
                                                               ===========    ===========

Projected benefit obligation for service rendered to date      $  (866,784)   $  (763,308)

Plan assets at fair value--Primarily nongovernment
  obligations and listed stock                                   1,096,496      1,008,752
                                                               -----------    -----------

Assets in excess of projected benefit obligation                   229,712        245,444

Unrecognized net gain from experience different than
  that assumed or change in assumptions                           (277,914)      (248,260)

Unrecognized prior service cost due to plan
  amendment being amortized over 15 years                          157,488        102,898

Unrecognized net asset at November 1, 1987
  being recognized over 15 years                                   (15,952)       (20,026)
                                                               -----------    -----------

                          Prepaid pension cost included in
                            other assets                       $    93,334    $    80,056
                                                               ===========    ===========

         A reconciliation of the projected benefit obligation is as follows:

                                                       1998           1997
                                                   -----------    -----------
Projected benefit obligation - Beginning of year   $  (763,308)   $  (730,386)
Actuarial gain during year                              11,488         11,165
Service cost                                           (19,701)       (19,447)
Interest cost                                          (51,570)       (49,406)
Distributions to plan participants                      27,894         24,766
Plan amendment effective November 1, 1998              (71,587)          --
                                                   -----------    -----------
Projected benefit obligation - End of year         $  (866,784)   $  (763,308)
                                                   ===========    ===========

         A reconciliation of fair value of plan assets is as follows:

                                                       1998           1997
                                                   -----------    -----------
Fair value of plan assets - Beginning of year      $ 1,008,752    $   810,790
Contributions                                             --           43,245
Distributions to plan participants                     (27,894)       (24,766)
Actual return on plan assets                           115,638        179,483
                                                   -----------    -----------
Fair value of plan assets - End of year            $ 1,096,496    $ 1,008,752
                                                   ===========    ===========

         Pension expense included the following components:

                                                       1998           1997
                                                   -----------    -----------
Service cost - Benefits earned during the year     $    19,701    $    19,447
Interest cost on projected benefit obligation           51,570         49,406
Expected return on plan assets                         (83,714)       (67,873)
Amortization of unrecognized transition asset           (4,074)        (4,074)
Amortization of unrecognized (gains) and losses        (13,758)        (5,744)
Amortization of prior service cost                      16,997          5,936
                                                   -----------    -----------
               Net periodic pension cost           $   (13,278)   $    (2,902)
                                                   ===========    ===========

         The discount rate used in determining the actuarial present value of the projected benefit obligation was 7 percent for 1998 and 1997. The expected long-term rate of return on assets was 8 percent for 1998 and 1997.

         The Company contributed $0 in 1998 and $43,245 in 1997 to the pension plan for hourly employees covered by its collective bargaining agreement. The Company's policy is to make annual contributions as required by applicable regulations.

         The Company's salaried employees profit-sharing plan is a combination defined contribution profit-sharing and 401(k) plan. The profit-sharing plan covers substantially all employees of the Company other than those covered by the collective bargaining agreement. The profit sharing plan provides for an annual contribution of not less than 5 percent of the Company's income before income taxes, proceeds from life insurance policies and gain on sale of capital assets. Contributions for the profit-sharing plan are used to buy Company stock. The stock under this plan is allocated to salaried employees based on their pro-rata compensation. Salaried employees vest in the shares of the Company based on a 5 year schedule, 10 percent in year 1, 20 percent in year 2, 40 percent in year 3, 70 percent in year 4, and 100 percent in year 5. As of October 31, 1998, there were approximately 190,000 shares held in the plan. Contributions made by the Company in accordance with the profit-sharing plan were approximately $73,000 in 1998 and $72,000 in 1997. Employer matching contributions are made to the 401(k) plan in an amount equal to 25 percent of the lessor of: the amount designated by the employee for withholding and contribution to the 401(k) plan; or 4 percent of the employee's total compensation. In addition, the Company will make a contribution equal to 1 percent of each eligible employee's compensation who is employed on the last day of the plan year and who performs 1,000 or more hours of service for the Company during the plan year. The cost of this plan was approximately $40,000 and $32,000 in 1998 and 1997, respectively.

         During the year ended October 31, 1993, the Company adopted a union 401(k) plan. The plan covers all employees of the Company covered by the collective bargaining agreement. Participation in the 401(k) plan is optional. Employer matching contributions are made to the 401(k) plan in an amount equal to 25 percent of the lessor of: the amount designated by the employee for withholding and contribution to the 401(k) plan; or 4 percent of employee's total compensation. Contributions to the plan totaled $10,237 and $10,537 for the years ended October 31, 1998 and 1997, respectively.

         The Company has entered into deferred compensation and salary continuation agreements with a key employee calling for periodic payments totaling $48,000 at retirement or death of the employee. The normal retirement date occurs during 2012. The liability has been recorded using the present value method.

Note 7 - Stock Option Plan

         The Company maintains qualified and nonqualified stock option plans that provide for granting of options on common stock by the Board of Directors to officers and key employees. The plans had 226,500 shares reserved for issuance as noted below. All options under the plan have been issued.

         Transactions involving the plans for years ended October 31, are summarized as follows:

                                                 1998                    1997
                                          -------------------    -------------------
                                                     Weighted               Weighted
                                                      Average               Average
                                          Option     Exercise     Option    Exercise
                                          Shares       Price      Shares      Price
                                          -------    --------    --------   --------
Outstanding - Beginning of year           207,500      $1.18      207,500     $1.18
Granted                                    20,000       2.13         --        --
Canceled                                   (1,000)      2.37         --        --
                                          -------      -----      -------     -----
Outstanding - End of year                 226,500      $1.26      207,500     $1.18
                                          =======      =====      =======     =====
Eligible for exercise at end of year      226,500      $1.26      207,500     $1.18
                                          =======      =====      =======     =====

                                                           Weighted
 Outstanding                         Expiration             Average
Option shares     Issue Date            Date            Exercise Price
-------------     ----------         ----------         --------------
    22,500         12/14/89           12/14/99              $2.3750
    70,000         02/22/91           02/22/01               0.8125
    70,000         10/23/91           10/23/01               1.5625
    45,000         05/26/94           05/26/04               0.5703
    20,000         11/19/97           11/19/07               2.1250

         The stock options are exercisable from the date issued and expire on various dates through 2007. The exercise price equals the market value of all options granted and, therefore, none of the options involved compensation expense.

         The option holders have agreed not to exercise their options for a period of three years from October 31, 1996.

         The weighted average fair value of options granted during 1998 was $.75 per share. In determining the value of the options granted, the Company assumed a risk free interest rate of 6 percent, an expected option term of approximately 2 years, no dividends and volatility of approximately 50 percent, based on 5 years of the Company's stock price history.

         Had the Company used the fair value method of accounting for its stock options, its net income and earnings per share would have been reduced by approximately $15,000 and $.01 (per share diluted), respectively. Use of the fair value method would have no impact on 1997 net income or earnings per share.

Note 8 - Income Taxes

         The provision for income taxes is as follows:

                                                  1998           1997
                                               -----------    -----------
Current expense                                $    47,339    $    25,146
Deferred expense                                   452,361        475,832
                                               -----------    -----------
    Total income tax expense                       499,700        500,978
Tax benefit allocated to extraordinary item         39,931           --
                                               -----------    -----------
    Income taxes before extraordinary item     $   539,631    $   500,978
                                               ===========    ===========

         A reconciliation of income tax expense on pretax income before extraordinary item at statutory rates to income tax expense at the Company's effective rate is as follows:

                                                  1998           1997
                                               -----------    -----------
Taxes computed at statutory rates              $   522,982    $   475,832
Tax effect related to extraordinary item           (39,931)          --
State income taxes, net of federal benefit           9,454         11,108
Nondeductible expenses and other adjustments         7,195         14,038
                                               -----------    -----------
    Total income tax expense                   $   499,700    $   500,978
                                               ===========    ===========

         The details of the net deferred tax asset are as follows:

                                                   1998           1997
                                               -----------    -----------
Total deferred tax assets                      $ 1,107,677    $ 1,550,264
Total deferred tax liabilities                     (60,762)       (50,988)
Valuation allowance on deferred tax assets        (233,915)      (686,276)
                                               -----------    -----------
    Net deferred tax asset                     $   813,000    $   813,000
                                               ===========    ===========

         The following items affected deferred taxes during the years ended October 31, 1998 and 1997:

                                                        1998         1997
                                                     ---------    ---------
Net operating loss carryforward                      $(528,298)   $(491,027)
Alternative minimum tax                                 31,000       28,000
Depreciation                                            (9,774)       1,144
Expenses not currently deductible for tax purposes
    (expenses deductible for tax purposes but not
    against financial statement income)                 54,711      (13,949)
                                                     ---------    ---------
        Total deferred tax expense                    (452,361)    (475,832)

Tax recoveries reported as additions to paid-in
    capital - Change in valuation allowance            452,361      709,467
                                                     ---------    ---------
        Increase in net deferred tax asset           $   --       $ 233,635
                                                     =========    =========

         The deferred tax liabilities result from using accelerated depreciation for tax purposes. Deferred tax assets result from expenses not deductible for tax purposes until paid, alternative minimum tax credits and net operating loss carryforwards. For tax purposes, the Company has net operating loss carryforwards of approximately $2,265,000 that expire at various times through 2008 and alternative minimum tax credit carryforwards of approximately $75,000 that do not expire. These carryforwards, net of a valuation allowance, have been used to reduce deferred taxes for financial reporting purposes. The valuation allowance was provided at October31, 1998 and 1997 to reduce deferred tax assets to an amount management reasonably expects can be recognized in the future based on facts available at that time.

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

         A director of the Company is affiliated in an "of counsel" capacity with the law firm that has been general legal counsel to the Company since 1961. The Company incurred legal fees of $32,442 and $24,746 to the law firm in 1998 and 1997, respectively.

Note 10 - Cash Flows

         Cash paid during the years ended October 31, 1998 and 1997 for interest approximated interest expense. A total of $17,878 and $25,146 were paid for alternative minimum income taxes during the years ended October31, 1998 and 1997, respectively.

         There were no significant noncash financing or investing activities during 1998 and 1997.

Note 11 - Preferred Stock

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

         Nonconvertible Preferred Stock - There are 600,000 shares of .50(cent) par nonconvertible preferred stock authorized. Holders of the nonconvertible preferred stock would be entitled to quarterly cash dividends equal to 8 percent per annum ($.040 per share) from November 1, 1997 to October 31, 1998, and 9 percent per annum ($.045 per share) thereafter. As of October31, 1998, there were no shares of nonconvertible preferred stock issued and outstanding.

                              INDEX TO EXHIBITS
EXHIBIT
NUMBER
                            Description of Exhibit


3(i). Second Restated Articles of Incorporation of the Company, as amended, incorporated herein by reference to Exhibit 3(i) of the Company's Form 8-A/A (Amendment No.1) dated May 25, 1995.

3(ii). By-Laws of the Company as amended incorporated herein by reference to Exhibit 3(ii) of the Company's Form 8-A/A (Amendment No.1) dated May 25, 1995.

4a. $77,500 Subordinated Capital Note dated October 31, 1996 from the Company to Gary A. Herder (except for varying principal amounts, the terms of Mr. Herder's Subordinated Capital Note are identical to the terms of all other Subordinated Capital Notes issued by the Company in the aggregate principal amount of $680,000 on October 31, 1996) incorporated herein by reference to Exhibit 4a of the Company's Form 8-K dated October 31, 1996.

4b. $1,800,000 Commercial Term Note dated October 31, 1996 from the Company to FMB-Arcadia Bank (now known as The Huntington National
         Bank) incorporated herein by reference to Exhibit 4b of the Company's Form 8-K dated October 31, 1996.

4c. Security Agreement with Addendum dated October 31, 1996 from the Company to FMB-Arcadia Bank (now known as The Huntington National
         Bank) incorporated herein by reference to Exhibit 4c of the Company's Form 8-K dated October 31, 1996.

4d. Future Advance Mortgage dated October 30, 1992 from the Company to FMB-Arcadia Bank (now known as The Huntington National Bank), together with Amendment to Mortgage dated October 31, 1996 incorporated herein by reference to Exhibit 4d of the Company's Form 8-K dated October 31, 1996.

4e. Addendum to Commercial Term Note dated October 31, 1996 executed December 4, 1997.

4f.      Addendum to Security Agreement dated October 31, 1996 executed
         March 9, 1998.

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

21.      List of Subsidiaries.

24a.     Power of Attorney for William G. Blunt

24b.     Power of Attorney for John W. Garside

24c.     Power of Attorney for Gary A. Herder

24d.     Power of Attorney for James H. Haas

24e.     Power of Attorney for John J. Wallace

27.      Financial Data Schedule