Form 10QSB
period 1999-01-31
PRAB INC
filed 1999-03-05
CIK 354383

Pg 1 of 11



                   U.S. SECURITIES AND EXCHANGE COMMISSION


                            WASHINGTON, D.C. 20549

                                 FORM 10-QSB


(Mark One)
[X]    QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

       For the Quarterly period ended: January 31, 1999
                                       -----------------

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

Common Stock, par value $.10 per share - 1,757,339 shares outstanding at February 28, 1999.

Transitional Small Business Disclosure Format
(Check One):          Yes___  No__X__

                                                                   Pg 2 of 11

                        PART I - FINANCIAL INFORMATION
                        ------------------------------


Item 1.   Financial Statements
          --------------------

      The following Financial Statements are attached hereto in response to
Item 1:

                     Condensed Consolidated Balance Sheet
                         January 31, 1999 (Unaudited)
                               October 31, 1998

                      Consolidated Statement of Earnings
                     Three months ended January 31, 1999
                             and 1998 (Unaudited)

                Condensed Consolidated Statement of Cash Flows
                     Three months ended January 31, 1999
                             and 1998 (Unaudited)

             Notes to Condensed Consolidated Financial Statements

Item 2.   Management's Discussion and Analysis or Plan of Operation
          ---------------------------------------------------------

      Material Changes in Financial Condition. Accounts receivable decrease resulted from lower sales in the first quarter of 1999 versus the fourth quarter of 1998. Inventory increased to meet higher shipment levels in February versus January 1999. Other current assets increased primarily from prepaid insurance.

      Accounts and note payable decrease resulted from lower accounts payables combined with paying down the line of credit by $200,000. Other current liabilities decreased from paying the fiscal year 1998 accrued bonus combined with lower accruals for customer deposits and commissions.

      Additional paid-in capital increased from recording income tax recoveries directly to paid-in capital.

      Material Changes in Results of Operation. Sales in the first quarter of 1999 were 22% lower than the first quarter of 1998. Lower sales are the result of a lower backlog going into the first quarter and a weakness in booking new business for the Company's Prab Conveyor product line.

      Costs of products sold were 62% in the first quarter of 1999 compared to 64% a year ago resulting primarily from increased parts sales and decreased equipment sales. Selling, general and administrative expenses were 36% in the first quarter of 1999 compared to 30% in the same period a year ago. The increase primarily results from lower sales without having a corresponding decrease in overhead.

      Interest expense continues to decrease as a result of lower debt.

      The order backlog of $2,829,000 at the end of the first quarter ended January 31, 1999 compares with $3,174,000 at the end of the previous quarter ended October 31, 1998.

                                                                   Pg 3 of 11

Sales and earnings may continue to materially decrease in fiscal year
1999. The extent of the decrease in sales and earnings cannot be accurately determined at this time and will be affected by the general economy in 1999 and efforts by the Company to increase sales and reduce expenses.

      YEAR 2000 ISSUE. The company has been, and is currently, in the process of addressing a significant issue facing all users of automated information systems. The problem is that many computer systems that process transactions based on two digits representing the year of transaction may recognize a date using "00" as the year 1900 rather than the year 2000, or otherwise not properly process dates in the year 2000.

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

                                                                   Pg 4 of 11


                            SIGNATURES
                            ----------

Pursuant to the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     PRAB, INC.


Date:   March 5, 1999                By: /S/ Gary A. Herder
                                         ------------------------
                                         Gary A. Herder
                                         Its: President and Chief
                                         Executive Officer


Date:   March 5, 1999                By: /S/ Robert W. Klinge
                                         ------------------------
                                         Robert W. Klinge
                                         Its: Controller

                                                                   Pg 5 of 11




                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549





                       Quarterly Report on Form 10-QSB
                    For the Quarter Ended January 31, 1999





                             Financial Statements







                                  PRAB, INC.

                           (A Michigan Corporation)

                             5944 E. Kilgore Road
                                P.O. Box 2121
                          Kalamazoo, Michigan 49003

                                                                   Pg 6 of 11
                                PRAB, INC.
                   CONDENSED CONSOLIDATED BALANCE SHEET

                                            January 31,  October 31,
                                               1999         1998
                                            -----------  -----------
                                            Unaudited      (Note)
ASSETS
  Current assets:
    Cash                                   $  259,923   $   51,621
    Accounts Receivable                     2,218,770    3,367,308
    Inventories (Note 2)                    1,495,445    1,413,078
    Other current assets                      187,916      117,148
    Deferred income taxes                     431,296      431,296
                                           ----------   ----------
      Total current assets                  4,593,350    5,380,451
                                           ----------   ----------
  Property, plant and equipment
    (net of accumulated depreciation
    of $3,520,065 and $3,476,845
    respectively)                           1,053,672    1,085,202
                                           ----------   ----------
  Other assets
      Deferred charges and other
      assets                                  121,012      134,054
      Deferred income taxes                   390,114      381,704
                                           ----------   ----------
        Total other assets                    511,126      515,758
                                           ----------   ----------
      Total assets                         $6,158,148   $6,981,411
                                           ==========   ==========

LIABILITIES AND STOCKHOLDERS' EQUITY:
  Current Liabilities:
    Accounts and note payable              $  679,720   $1,186,312
    Other current liabilities               1,582,539    1,934,525
                                           ----------   ----------
      Total current liabilities             2,262,259    3,120,837
                                           ----------   ----------
    Long term debt                            420,000      420,000
                                           ----------   ----------
  Other non-current liabilities                17,480       17,183
                                           ----------   ----------
  Stockholder's equity:
    Convertible preferred stock               275,000      275,000
    Common stock                              175,734      175,734
    Additional paid-in capital              1,181,698    1,161,828
    Retained Earnings                       1,825,977    1,810,829
                                           ----------   ----------
      Total stockholders' equity            3,458,409    3,423,391
                                           ----------   ----------
      Total liabilities and stock-
        holders' equity                    $6,158,148   $6,981,411
                                           ==========   ==========

Note: The balance sheet at October 31, 1998, has been taken from the audited financial statements at that date and condensed.

                                                             7 of 11

                            PRAB, INC.

                CONSOLIDATED STATEMENT OF EARNINGS
                           (Unaudited)

                                            Three Months Ended
                                                January 31
                                            ------------------
                                            1999           1998
                                            ----           ----

Net Sales                                $3,298,912     $4,232,763
                                         ----------     ----------

Costs and expenses:
  Cost of products sold                   2,040,921      2,725,385
  Selling, general and
    administrative expenses               1,199,446      1,280,322
                                         ----------     ----------
                                          3,240,367      4,005,707
                                         ----------     ----------
    Operating income                         58,545        227,056
                                         ----------     ----------

  Interest expense                           21,259         38,707
                                         ----------     ----------
Income before income taxes
  and extraordinary item                     37,286        188,349

Provision for income taxes                   16,637         68,250
                                         ----------     ----------
Income - before extraordinary item           20,649        120,099

Extraordinary Item - Loss on
  extinguishment of debt (net of
  income taxes of $39,931) (Note 4)            --           77,512
                                         ----------     ----------
Net income                               $   20,649     $   42,587
                                         ==========     ==========

Earnings (Loss) Per Common Share:
  (Note 5)

  Basic:
   Earnings before extraordinary item    $      .01     $      .07
   Extraordinary item                          --             (.05)
                                         ----------     ----------
      Net Earnings                       $      .01     $      .02
                                         ==========     ==========

  Diluted:
    Earnings before extraordinary item   $      .01     $      .05
    Extraordinary item                         --             (.03)
                                         ----------     ----------
      Net Earnings                       $      .01     $      .02
                                         ==========     ==========

                                                                   Pg 8 of 11
                                  PRAB, INC.

                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (Unaudited)


                                            Three months ended
                                                January 31
                                            ------------------
                                             1999         1998
                                             ----         ----

Net cash provided by (used in)
  operating activities                     $ 425,492    $ 793,548
                                           ---------    ---------
Cash flows from investing activities:
  Acquisition of property,
    plant and equipment                      (11,690)     (61,812)
                                           ---------    ---------
  Net cash provided by (used in)
    investing activities:                    (11,690)     (61,812)

Cash flows from financing activities:
  (Payment)/Proceeds on long-term debt
    and current maturities                      --       (770,000)
  Net Increase (Decrease) in short
    term borrowings                         (200,000)     100,000
  Dividend payments                           (5,500)      (4,813)
                                           ---------    ---------
Net cash provided by (used in)
  financing activities                      (205,500)    (674,813)
                                           ---------    ---------
Net increase (decrease) in cash            $ 208,302    $  56,923
                                           =========    =========

                                                                   Pg 9 of 11
                                  PRAB, INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (unaudited)

1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

     The condensed consolidated balance sheet at January 31, 1999, the consolidated statement of earnings and the condensed consolidated statement of cash flows for the three-month periods ended January 31, 1999 and 1998, have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows at January 31, 1999, and for all periods presented have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's October 31, 1998, annual report to stockholders. The results of operations for the period ended January 31, 1999, is not necessarily indicative of the operating results for the full year.


2.  INVENTORIES:

           Inventories consist of the following:

                                         January 31,   October 31,
                                            1999          1998
                                         -----------   -----------
      Raw materials                      $  788,744    $1,036,846
      Work in process                       538,683       208,214
      Finished goods and display units      168,018       168,018
                                         ----------    ----------
      Total inventories                  $1,495,445    $1,413,078
                                         ==========    ==========


3.  UNUSED LINE OF CREDIT:

     The current agreement allows maximum financing of $1,670,000. All of the Company's assets provide security for the borrowings. As of January 31, 1999 there were no borrowings on the line of credit.

4.  LONG-TERM DEBT:

     The Company's 12% subordinated notes were repaid in November 1997. Since the payoff amount of this debt exceeded its carryng amount, the transaction decreased income by $77,512 net of income taxes of $39,931.

                                                                  Pg 10 of 11

                              PRAB, INC.

         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              (unaudited)


5.  RECONCILIATION OF EARNINGS PER SHARE:

                    FOR THE QUARTER ENDED JANUARY 31, 1999

                                    INCOME          SHARES         PER-SHARE
                                  (Numerator)    (Denominator)       Amount
                                  -----------    -------------     ---------
Income before
  extraordinary item              $ 20,649
Less: Preferred stock
  dividends                          5,500
                                  --------
Basic EPS
Income Available
  to common stockholders            15,149         1,757,339          $.01
                                                                      ====
Effect of dilutive securities
Stock options                                       132,769
Convertible preferred stock            --               --
                                  --------         ---------


Diluted EPS
Income available to Common
  stockholders + assumed
  conversions                     $ 15,149         1,890,108         $.01
                                  ========         =========         ====


                    FOR THE QUARTER ENDED JANUARY 31, 1998

                                    INCOME          SHARES         PER-SHARE
                                  (Numerator)    (Denominator)       Amount
                                  -----------    -------------     ---------

Income before
  extraordinary item              $120,099
Less: Preferred stock
  dividends                          4,813
                                  --------

Basic EPS
Income Available
  to common stockholders           115,286         1,757,339          $.07
                                                                      ====
Effect of dilutive securities
Stock options                                        119,107
Convertible preferred stock          4,813           366,667
                                  --------         ---------
Diluted EPS
Income available to Common
  stockholders + assumed
  conversions                     $120,099         2,243,113          $.05
                                  ========         =========          ====

Convertible preferred stock had an antidilutive effect on diluted earnings per share for the quarter ended January 31, 1999 and was not used in the calculation of diluted earnings per share for this quarter.