Form 10QSB
period 1999-04-30
PRAB INC
filed 1999-06-04
CIK 354383

U.S. SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                 FORM 10-QSB

(Mark One)
[X]    QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
       OF THE SECURITIES EXCHANGE ACT OF 1934

       For the Quarterly period ended:  April 30, 1999
                                        --------------

[ ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

       For the transition period from          to
                                      --------     ---------

       Commission file number:    0-10187
                                  -------

                                  Prab, Inc.
---------------------------------------------------------------------------
                   (Exact name of small business issuer as
                          specified in its charter)

             Michigan                            38-1654849
---------------------------------------------------------------------------
(State or other jurisdiction of               (I.R.S. Employer
 incorporation or organization)              Identification No.)

  5944 E. Kilgore Rd, P.O. Box 2121, Kalamazoo, Michigan 49003
---------------------------------------------------------------------------
             (Address of principal executive offices)
                           (Zip Code)

                         (616) 382-8200
---------------------------------------------------------------------------
                   (Issuer's telephone number)


(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes __X__   No ___

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common Stock, par value $.10 per share - 1,757,339 shares outstanding at May 31, 1999.

Transitional Small Business Disclosure Format
(Check One):   Yes ____   No __X__

                        PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
        --------------------

     The following Financial Statements are attached hereto in response to
Item 1:

                     Condensed Consolidated Balance Sheet
                          April 30, 1999 (Unaudited)
                               October 31, 1998

                      Consolidated Statement of Earnings
                      Three months ended April 30, 1999
                             and 1998 (Unaudited)

                       Six months ended April 30, 1999
                             and 1998 (Unaudited)

                       Condensed Consolidated Statement
                          of Cash Flows (Unaudited)
                       Six months ended April 30, 1999
                             and 1998 (Unaudited)

                       Notes to Condensed Consolidated
                             Financial Statements


Item 2. Management's Discussion and Analysis or Plan of Operation
        ---------------------------------------------------------

     Material Changes in Financial Condition. Accounts receivable decrease resulted from lower sales in the first six months of 1999 versus the same period a year ago. Inventory decreased due to lower shipments in the first six months of 1999. Other current assets increased primarily from prepaid insurance.

     Accounts and note payable decrease resulted primarily from lower accounts payable. Other current liabilities decreased mainly from paying the fiscal year 1998 accrued bonus combined with lower accruals for customer deposits and commissions. The Company also paid in full the remaining portion of the term debt which included $360,000 in other current liabilities.

     Long term debt was completely paid off in the first six months of 1999, approximately two and one half years ahead of schedule.

     Additional paid-in capital increased from recording income tax recoveries directly to paid-in capital.

          Material Changes in Results of Operations. Sales in the first six months of 1999 were 21% lower than the first six months of 1998. Lower sales are the result of a lower backlog going into fiscal year 1999 and a continuing weakness in booking new business for the Company's Prab Conveyor product line.

          Costs of products sold were 63% in the first six months of 1999 compared to 61% a year ago. Selling, general and administrative expenses were 35% in the first six months of 1999 compared to 30% in the same period a year ago. The increase primarily results from the Company deciding to retain nearly all employees and focus on increasing sales in the short term rather than try to cut costs by laying off employees due to the lower sales.

          Interest expense decreased as a result of lower debt. With the early payoff of the term debt, interest expense will be significantly lower in the last six months of the year.

          The order backlog of $3,672,000 at the end of the second quarter ended April 30, 1999 compares with $2,829,00 at the end of the previous quarter ended January 31, 1999 and $4,732,000 at the end of the second quarter a year ago. Sales and earnings are expected to be materially lower in fiscal year 1999. The extent of the decrease in sales and earnings cannot be accurately determined at this time and will be affected by the general economy in 1999 and efforts by the Company to increase sales and reduce expenses.

          Year 2000 Issue. The company has been, and is currently, in process of addressing a significant issue facing all users of automated information systems. The problem is that many computer systems that process transactions based on two digits representing the year of transaction may recognize a date using "00" as the year 1900 rather that the year 2000, or otherwise not properly process dates in the year 2000.

          The Company has evaluated its products, both past and present, for the year 2000 compliance. None of the products that the Company currently supplies contain a date function, and therefore, are not affected by the year 2000 problem. While the Company cannot determine with certainty that no products supplied in the past are affected by the year 2000 problem, the Company is not aware of any such products which contain a year 2000 defect.

          The Company has evaluated its internal systems and, in the opinion of management, there is no reason to believe that any computer systems or software used internally by the Company will materially affect its operations or any transactions with any customer, supplier or business partner, now or in the future. The Company has also conducted an evaluation of its key suppliers of goods and services and, in the opinion of management, there is no reason to believe that any computer systems operated by the Company's suppliers and business partners will encounter a year 2000 problem which would have a material adverse effect on the Company's operations. In addition, the Company believes that it has alternative sources for all goods and services presently provided to the Company. In the event that the year 2000 problem causes a disruption of basic services such as utilities or banking or a sustained disruption of the economy in general, the Company will be adversely affected. The Company has not adopted any contingency plans regarding the year 2000 because it does not believe any materially adverse events are likely to occur for which such plans would be of benefit.

          The Company anticipates that its total expenditures to address the year 2000 problem will not exceed $50,000. This amount does not include the cost of upgrading the Company's computer system in fiscal year 1998, which upgrade was undertaken for reasons other that year 2000 concerns. The total cost of the upgrade was approximately $150,000.



                         PART II - OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K
        -------------------------------

        (a) Exhibits:     None

        (b) Reports on Form 8-K:

            No reports on Form 8-K have been filed during the quarter for which this report is filed.

                                  SIGNATURES

Pursuant to the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     PRAB, INC.


Date:   June 4, 1999               By:    /S/ Gary A. Herder
                                          ------------------------
                                          Gary A. Herder
                                   Its:   Chairman, President and
                                          Chief Executive Officer


Date:   June 4, 1999               By:    /S/ Robert W. Klinge
                                          ------------------------
                                          Robert W. Klinge
                                   Its:   Chief Financial Officer

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549





                       Quarterly Report on Form 10-QSB
                     For the Quarter Ended April 30, 1999





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

                             --------------------





                                  PRAB, INC.

                           (A Michigan Corporation)

                             5944 E. Kilgore Road
                                P.O. Box 2121
                          Kalamazoo, Michigan 49003

                              PRAB, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEET

                                            April 30,   October 31,
                                              1999         1998
                                           ----------   ----------
                                            Unaudited      (Note)
ASSETS
  Current assets:
    Cash                                   $   47,058   $   51,621
    Accounts Receivable                     2,061,316    3,367,308
    Inventories (Note 2)                    1,345,093    1,413,078
    Other current assets                      195,425      117,148
    Deferred income taxes                     431,296      431,296
                                           ----------   ----------

      Total current assets                  4,080,188    5,380,451
                                           ----------   ----------

  Property, plant and equipment
    (net of accumulated depreciation
    of $3,565,895 and $3,476,845
    respectively)                           1,055,896    1,085,202
                                           ----------   ----------

  Other assets
    Deferred charges and other assets         102,034      134,054
    Deferred income taxes                     402,714      381,704
                                           ----------   ----------

           Total other assets                 504,748      515,758
                                           ----------   ----------

      Total assets                         $5,640,832   $6,981,411
                                           ==========   ==========

LIABILITIES AND STOCKHOLDERS' EQUITY:
  Current Liabilities:
    Accounts and note payable              $  998,152   $1,186,312
    Other current liabilities               1,122,711    1,934,525
                                           ----------   ----------

      Total current liabilities             2,120,863    3,120,837
                                           ----------   ----------

  Long term debt                                 --        420,000
                                           ----------   ----------

  Other non-current liabilities                17,777       17,183
                                           ----------   ----------

  Stockholders' equity:
    Convertible preferred stock               275,000      275,000
    Common stock                              175,734      175,734
    Additional paid in capital              1,192,361    1,161,828
    Retained Earnings                       1,859,097    1,810,829
                                           ----------   ----------

      Total stockholders' equity            3,502,192    3,423,391
                                           ----------   ----------

      Total liabilities and stock-
             holders' equity               $5,640,832   $6,981,411
                                           ==========   ==========

Note: The balance sheet at October 31, 1998, has been taken from the audited financial statements at that date and condensed.

                                  PRAB, INC.

                      CONSOLIDATED STATEMENT OF EARNINGS
                                 (Unaudited)

                                        Three months ended          Six months ended
                                            April 30,                   April 30,
                                       -------------------         -------------------
                                       1999           1998         1999           1998
                                       ----           ----         ----           ----
Net Sales                           $ 3,596,153   $ 4,443,023   $ 6,895,065   $ 8,675,786
                                    -----------   -----------   -----------   -----------

Costs and expenses:
  Cost of products sold               2,292,738     2,604,324     4,333,660     5,329,709

  Selling, general and
    administrative expenses           1,237,915     1,340,100     2,437,361     2,620,422
                                    -----------   -----------   -----------   -----------
                                      3,530,653     3,944,424     6,771,021     7,950,131
                                    -----------   -----------   -----------   -----------

    Operating Income                     65,500       498,599       124,044       725,655
                                    -----------   -----------   -----------   -----------

  Interest expense                       11,712        27,447        32,971        66,154
                                    -----------   -----------   -----------   -----------

Income before income taxes
  and extraordinary item                 53,788       471,152        91,073       659,501

Provision for income taxes               15,168       154,504        31,805       222,754
                                    -----------   -----------   -----------   -----------

Income before extraordinary
  item                                   38,620       316,648        59,268       436,747
Extraordinary Item - Loss on
  extinguishment of debt (net of
  income taxes of $39,931)
  (Note 5)                                 --            --            --          77,512
                                    -----------   -----------   -----------   -----------

Net income                          $    38,620   $   316,648   $    59,268   $   359,235
                                    ===========   ===========   ===========   ===========

Earnings (Loss) Per Common Share:
  (Note 4)

  Basic:
        Earnings before
          extraordinary item        $       .02   $       .18   $       .03   $       .24
        Extraordinary item                 --            --            --            (.04)
                                    -----------   -----------   -----------   -----------

        Net Earnings                $       .02   $       .18   $       .03   $       .20
                                    ===========   ===========   ===========   ===========

    Diluted:
        Earnings before
          extraordinary item        $       .02   $       .14   $       .03   $       .19
        Extraordinary item                 --            --            --            (.03)
                                    -----------   -----------   -----------   -----------

        Net Earnings                $       .02   $       .14   $       .03   $       .16
                                    ===========   ===========   ===========   ===========

                                  PRAB, INC.

                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (Unaudited)


                                                Six months ended
                                                    April 30
                                           -------------------------
                                              1999          1998
                                              ----          ----
Net cash provided by (used in)
  operating activities                     $ 898,919    $ 1,465,913
                                           ---------    -----------

Cash flows from investing activities:
  Acquisition of property,
    plant and equipment                      (64,732)      (136,158)
  Proceeds from sale of equipment              2,250          1,700
                                           ---------    -----------

  Net cash provided by (used in)
  investing activities:                      (62,482)      (134,458)
                                           ---------    -----------

Cash flows from financing activities:
  (Payment)/Proceeds on long-term
    debt and current maturities             (780,000)      (860,000)
  Net increase (decrease) in Short
    term borrowings                          (50,000)      (400,000)
  Dividend Payments                          (11,000)        (9,625)
                                           ---------    -----------

Net cash provided by (used in)
  financing activities                      (841,000)    (1,269,625)
                                           ---------    -----------

Net increase (decrease) in cash            $  (4,563)   $    61,830
                                           =========    ===========

                                  PRAB, INC.


             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (unaudited)

1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

     The condensed consolidated balance sheet at April 30, 1999, the consolidated statement of earnings and the condensed consolidated statement of cash flows for the three-month and six month periods ended April 30, 1999 and 1998, have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows at April 30, 1999, and for all periods presented have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's October 31, 1998, annual report to stockholders. The results of operations for the period ended April 30, 1999, is not necessarily indicative of the operating results for the full year.


2.  INVENTORIES:

      Inventories consist of the following:

                            April 30,   October 31,
                              1999          1998
                            ---------   -----------

Raw materials              $  776,303   $1,036,846
Work in process               358,425      208,214
Finished goods and
  display units               210,365      168,018
                           ----------   ----------

Total inventories          $1,345,093   $1,413,078
                           ==========   ==========


3.  UNUSED LINE OF CREDIT:

     The current agreement allows maximum financing of $1,743,000. All of the Company's assets provide security for the borrowings. As of April 30, 1999 the amount borrowed on the line of credit was $150,000, which left a balance of $1,593,000 available to the Company.

                                  PRAB, INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (unaudited)


4.   RECONCILIATION OF EARNINGS PER SHARE:


                     FOR THE QUARTER ENDED APRIL 30, 1999
                     ------------------------------------

                                   INCOME         SHARES        PER-SHARE
                                (Numerator)    (Denominator)      Amount
                                -----------    -------------    ---------
Income before
  extraordinary item             $  38,620

Less: Preferred stock
  dividends                          5,500
                                 ---------

Basic EPS
Income available to common
  stockholders                      33,120       1,757,339         $.02
                                                                   ====

Effect of dilutive securities
Stock options                                      101,479
Convertible preferred stock          5,500         366,667
                                 ---------       ---------

Diluted EPS
Income available to Common
  stockholders & assumed
  conversions                    $  38,620       2,225,485         $.02
                                 =========       =========         ====


                    FOR THE QUARTER ENDED APRIL 30, 1998
                    ------------------------------------

                                  INCOME          SHARES        PER-SHARE
                                (Numerator)    (Denominator)      Amount
                                -----------    -------------    ---------

Income before
  extraordinary item             $ 316,648
Less: Preferred stock
  dividends                          4,813
                                 ---------
Basic EPS
Income available
  to common stockholders           311,835      1,757,339         $.18
                                                                  ====

Effect of dilutive securities
Stock options                                     134,020
Convertible preferred stock          4,813        366,667
                                 ---------      ---------

Diluted EPS
Income available to Common
  stockholders & assumed
  conversions                   $ 316,648       2,258,026         $.14
                                =========       =========         ====

                                  PRAB, INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4. RECONCILIATION OF EARNINGS PER SHARE (CONTINUED):


                   FOR THE SIX MONTHS ENDED APRIL 30, 1999
                   ---------------------------------------

                                   INCOME         SHARES        PER-SHARE
                                (Numerator)    (Denominator)      Amount
                                -----------    -------------    ---------
Income before
  extraordinary item             $  59,268

Less: Preferred stock
  dividends                         11,000
                                 ---------

Basic EPS
Income available to common
  stockholders                      48,268       1,757,339         $.03
                                                                   ====

Effect of dilutive securities
Stock options                                      119,081
Convertible Preferred stock           --             --
                                 ---------       ---------

Diluted EPS
Income available to Common
  stockholders & assumed
  conversions                    $  48,268       1,876,420         $.03
                                 =========       =========         ====


                   FOR THE SIX MONTHS ENDED APRIL 30, 1998
                   ---------------------------------------

                                  INCOME          SHARES        PER-SHARE
                                (Numerator)    (Denominator)      Amount
                                -----------    -------------    ---------

Income before
  extraordinary item             $ 436,747
Less: Preferred stock
  dividends                          9,625
                                 ---------
Basic EPS
Income available
  to common stockholders           427,122      1,757,339         $.24
                                                                  ====

Effect of dilutive securities
Stock options                                     126,941
Convertible preferred stock          9,625        366,667
                                 ---------      ---------

Diluted EPS
Income available to Common
  stockholders & assumed
  conversions                   $ 436,747       2,250,947         $.19
                                =========       =========         ====


Convertible preferred stock had an antidilutive effect on diluted earnings per share for the six months ended April 30, 1999 and was not used in the calculation of diluted earnings per share for this period.

                                  PRAB, INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


5. LONG-TERM DEBT:

          The Company's 12% subordinated notes were repaid in November 1997. Since the payoff amount of this debt exceeded its carrying amount, the transaction decreased income by $77,512 net of income taxes of $39,931.