Form 10QSB
period 1999-07-31
PRAB INC
filed 1999-09-07
CIK 354383

Page 1 of 14



                   U.S. SECURITIES AND EXCHANGE COMMISSION


                            WASHINGTON, D.C. 20549

                                 FORM 10-QSB


(Mark One)
[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
      OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly period ended:   July 31, 1999
                                               -----------------

[ ]   TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE
      EXCHANGE ACT

      For the transition period from __________ to _________ .

      Commission file number:       0-10187
                              ------------------

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

Common Stock, par value $.10 per share - 1,757,339 shares outstanding at August 31, 1999.


Transitional Small Business Disclosure Format
(Check One):       Yes _______    No __ X ___


                                                                 Page 2 of 14


                        PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

     The following Financial Statements are attached hereto in response to
Item 1:

                     Condensed Consolidated Balance Sheet
                          July 31, 1999 (Unaudited)
                               October 31, 1998

                      Consolidated Statement of Earnings
                       Three months ended July 31, 1999
                             and 1998 (Unaudited)

                       Nine months ended July 31, 1999
                             and 1998 (Unaudited)

                       Condensed Consolidated Statement
                                of Cash Flows
                       Nine months ended July 31, 1999
                             and 1998 (Unaudited)

                       Notes to Condensed Consolidated
                             Financial Statements

Item 2.   Management's Discussion and Analysis or Plan of Operation

          Material Changes in Financial Condition. Accounts receivable decrease resulted from lower sales in the third quarter compared to the fourth quarter of 1998. Inventory increased due to increased shipments scheduled for the fourth quarter.

          Accounts and note payable decrease resulted primarily from paying down the line of credit $200,000. Other current liabilities decreased mainly from paying the fiscal year 1998 accrued bonus combined with a lower accrual for commissions. The Company also paid in full the remaining portion of the term debt which included $360,000 in other current liabilities.

          Long term debt was completely paid off in the first six months of 1999, approximately two and one half years ahead of schedule.

          Additional paid-in capital increased from recording income tax recoveries directly to additional paid-in capital.

          Material Changes in Results of Operations. Sales in the first nine months of 1999 were 21% lower than the first nine months of 1998. Lower sales are the result of a lower backlog going into fiscal year 1999 and a continuing weakness in booking new business for the Company's Prab Conveyor product line.

          Costs of products sold were 63% in the first nine months of 1999 compared to 61% a year ago. Selling, general and administrative expenses were 34% in the first nine months of 1999 compared to 30% in the same period a year ago. The increase primarily results from the Company deciding to keep nearly




                                                                   Pg 3 of 14



all employees and focus on increasing sales in the short term rather than try to cut costs by laying off employees due to the lower sales.

          Interest expense decreased as a result of lower debt. With the early payoff of the term debt, interest expense will be significantly lower for the balance of the year.

          The order backlog of $3,867,000 at the end of the third quarter ended July 31, 1999 compares with $3,672,000 at the end of the previous quarter ended April 30, 1999 and $4,674,000 at the end of the third quarter a year ago. Sales and earnings are expected to be materially lower in fiscal year 1999. The extent of the decrease in sales and earnings cannot be accurately determined at this time and will be affected by the efforts of the Company to increase sales in the fourth quarter.

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

          The Company has evaluated its products both past and present for the year 2000 compliance. None of the products that the Company currently supplies contain a date function, and therefore, are not affected by the year 2000 problem. While the Company cannot determine with certainty that no products supplied in the past are affected by the year 2000 problem, the Company is not aware of any such products which contain a year 2000 defect.

          The company has evaluated its internal systems and, in the opinion of management, there is no reason to believe that any computer systems or software used internally by the Company will materially affect its operations or any transactions with any customer, supplier or business partner, now or in the future. The Company has also conducted an evaluation of its key suppliers of goods and services and, in the opinion of management, there is no reason to believe that any computer systems operated by the Company's suppliers and business partners will encounter a year 2000 problem which would have a material adverse effect on the Company's operations. In addition, the Company believes that it has alternative sources for all goods and services presently provided to the Company. In the event that the year 2000 problem caused a disruption of basic services such as utilities or banking or a sustained disruption on the economy in general, the Company will be adversely affected. The Company has not adopted any contingency plans regarding the year 2000 because it does not believe any materially adverse events are likely to occur for which such plans would be of benefit.

          The Company anticipates that its total expenditures to address the year 2000 problem will not exceed $50,000. This amount does not include the cost of upgrading the Company's computer system in fiscal year 1998, which upgrade was undertaken for reasons other than year 2000 concerns. The total cost of the upgrade was approximately $150,000.





                                                                   Pg 4 of 14



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

                            PRAB, INC.

Date:   September 6, 1999            By:    /s/ Gary A. Herder
                                          -----------------------

                                            Gary A. Herder
                                    Its:    Chairman, President and
                                            Chief Executive Officer


Date:   September 6, 1999            By:    /s/ Robert W. Klinge
                                          ------------------------
                                            Robert W. Klinge
                                    Its:    Chief Financial Officer

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549



                       Quarterly Report on Form 10-QSB
                     For the Quarter Ended July 31, 1999




                             Financial Statements





                                  PRAB, INC.

                           (A Michigan Corporation)

                             5944 E. Kilgore Road
                                P.O. Box 2121
                          Kalamazoo, Michigan 49003

                                  PRAB, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEET

                                                      July 31,    October 31,
                                                        1999         1998
                                                    -----------   -----------
                                                    (Unaudited)     (Note)
ASSETS
  Current Assets:
    Cash ......................................     $  156,539     $   51,621
    Accounts receivable .......................      2,194,612      3,367,308
    Inventories (Note 2) ......................      1,630,709      1,413,078
    Other current assets ......................        148,385        117,148
    Deferred income taxes .....................        431,296        431,296
                                                    ----------     ----------
      Total current assets ....................      4,561,541      5,380,451
                                                    ----------     ----------
  Property, plant and equipment
    (net of accumulated depreciation
    of $3,609,117 and $3,476,845
    respectively) .............................      1,034,616      1,085,202
                                                    ----------     ----------
  Other assets
    Deferred charges and other assets .........         93,591        134,054
    Deferred income taxes .....................        409,014        381,704
                                                    ----------     ----------
      Total other assets ......................        502,605        515,758
                                                    ----------     ----------
      Total assets ............................     $6,098,762     $6,981,411
                                                    ==========     ==========
LIABILITIES AND STOCKHOLDERS' EQUITY:
  Current Liabilities:
    Accounts and note payable .................     $  961,668     $1,186,312
    Other current liabilities .................      1,416,603      1,934,525
                                                    ----------     ----------
      Total current liabilities ...............      2,378,271      3,120,837
                                                    ----------     ----------
  Long term debt ..............................             --        420,000
                                                    ----------     ----------
  Other non-current liabilities ...............         18,075         17,183
                                                    ----------     ----------
  Stockholder's equity:
    Convertible preferred stock ...............        275,000        275,000
    Common stock ..............................        175,734        175,734
    Additional paid in capital ................      1,262,307      1,161,828
    Retained earnings .........................      1,989,375      1,810,829
                                                    ----------     ----------
      Total stockholders' equity ..............      3,702,416      3,423,391
                                                    ----------     ----------
      Total liabilities and stock-
        holders' equity .......................     $6,098,762     $6,981,411
                                                    ==========     ==========

Note: The balance sheet at October 31, 1998, has been taken from the audited financial statements at that date and condensed.


                                                                 Page 8 of 14

                                  PRAB, INC.

                      CONSOLIDATED STATEMENT OF EARNINGS
                                 (Unaudited)

                                       Three months ended             Nine months ended
                                            July 31,                       July 31,
                                   ---------------------------    ----------------------------
                                       1999           1998            1999            1998
                                       ----           ----            ----            ----
Net Sales ......................   $  3,733,295   $  4,795,518    $ 10,628,360    $ 13,471,304
                                   ------------   ------------    ------------    ------------
Cost and expenses:
  Cost of products sold ........      2,312,548      2,848,939       6,646,207       8,178,648
  Selling, general and
    administrative
    expenses ...................      1,211,184      1,437,399       3,649,370       4,059,097
                                   ------------   ------------    ------------    ------------
                                      3,523,732      4,286,338      10,295,577      12,237,745
                                   ------------   ------------    ------------    ------------
    Operating Income ...........        209,563        509,180         332,783       1,233,559
                                   ------------   ------------    ------------    ------------
Other income (deductions):
  Interest expense .............            661        (26,666)        (32,310)        (92,820)
  Gain on sale of property,
    plant and equipment ........             --             --             825           1,276
                                   ------------   ------------    ------------    ------------
Income before income taxes
  and extraordinary item .......        210,224        482,514         301,298       1,142,015
Provision for income taxes .....         74,446        168,015         106,252         390,769
                                   ------------   ------------    ------------    ------------
Income before extraordinary
  item .........................        135,778        314,499         195,046         751,246

Extraordinary Item - Loss on
  extinguishment of debt (net of
  income taxes of $39,931)
  (Note 5) .....................             --             --              --          77,512
                                   ------------   ------------    ------------    ------------
Net Income .....................   $    135,778   $    314,499    $    195,046    $    673,734
                                   ============   ============    ============    ============
Earnings (Loss) Per
 Common Share: (Note 4)

  Basic:
    Earnings before
      extraordinary item .......   $        .07   $        .18    $        .10    $        .42
    Extraordinary item .........             --             --              --            (.04)
                                   ------------   ------------    ------------    ------------
    Net Earnings ...............   $        .07   $        .18    $        .10    $        .38
                                   ============   ============    ============    ============
  Diluted:
    Earnings before
      extraordinary item .......   $        .06   $        .14    $        .09    $        .33
    Extraordinary item .........             --             --              --            (.03)
                                   ------------   ------------    ------------    ------------
    Net Earnings ...............   $        .06   $        .14    $        .09    $        .30
                                   ============   ============    ============    ============


                                                                 Page 9 of 14


                                  PRAB, INC.

                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (Unaudited)

                                               Nine Months Ended
                                                    July 31,
                                          --------------------------
                                              1999           1998
                                              ----           ----

Net cash provided by (used in)
  operating activities ................   $ 1,185,842    $ 1,188,163
                                          -----------    -----------
Cash flows from investing activities:
  Acquisition of property,
    plant and equipment ...............       (86,674)      (185,807)
  Proceeds from sale of equipment .....         2,250          1,700
                                          -----------    -----------
  Net cash provided by (used in)
    investing activities: .............       (84,424)      (184,107)
                                          -----------    -----------
Cash flows from financing activities:
  Payment on long-term debt and
    current maturities ................      (780,000)      (950,000)
  Net increase (decrease) in short-term
    borrowings ........................      (200,000)        (3,000)
  Dividend payments ...................       (16,500)       (14,438)
                                          -----------    -----------
Net cash provided by (used in)
  financing activities ................      (996,500)      (967,438)
                                          -----------    -----------
Net increase (decrease) in cash .......   $   104,918    $    36,618
                                          ===========    ===========





                                                                  Pg 10 of 14

                                  PRAB, INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)

1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

    The condensed consolidated balance sheet at July 31, 1999, the consolidated statement of earnings and the condensed consolidated statement of cash flows for the three month and nine month periods ended July 31, 1999 and 1998, have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows at July 31, 1999, and for all periods presented have been made.

    Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's October 31, 1998, annual report to stockholders. The results of operations for the period ended July 31, 1999, is not necessarily indicative of the operating results for the full year.

2.  INVENTORIES:

    Inventories consist of the following:

                                July       October
                              31, 1999     31, 1998
                              --------     --------
Raw materials ............   $  845,833   $1,036,846
Work in process ..........      567,440      208,214
Finished goods and display
  units ..................      217,436      168,018
                             ----------   ----------
Total inventories ........   $1,630,709   $1,413,078
                             ==========   ==========


3.   UNUSED LINE OF CREDIT:

     The current agreement allows maximum financing of $1,750,000. All of the Company's assets provide security for the borrowings. As of July 31, 1999 there were no borrowings on the line of credit.




                                                                Page 11 of 14

                                  PRAB, INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)

4.   RECONCILIATION OF EARNINGS PER SHARE:

                     FOR THE QUARTER ENDED JULY 31, 1999

                                    INCOME         SHARES       PER-SHARE
                                  (Numerator)   (Denominator)     Amount
                                  -----------   -------------   ----------
Income before
  extraordinary item               $ 135,778
Less: Preferred stock
  dividends                            5,500
                                   ---------
Basic EPS
Income available
  to common
  stockholders                       130,278      1,757,339           $.07
                                                                ==========
Effect of dilutive
  securities
Stock options                                        98,772
Convertible
  preferred stock                      5,500        366,667
                                   ---------      ---------
Diluted EPS
Income available to common
  stockholders & assumed
  conversions                      $ 135,778      2,222,778           $.06
                                   =========      =========     ==========

                     FOR THE QUARTER ENDED JULY 31, 1998

                                    INCOME         SHARES       PER-SHARE
                                  (Numerator)   (Denominator)     Amount
                                  -----------   -------------   ----------
Income before
  extraordinary item               $314,499
Less: Preferred stock
  dividends                            4,813
                                   ---------
Basic ESP
Income available
  to common
  stockholders                       309,686      1,757,339           $.18
                                                                ==========
Effect of dilutive
  securities
Stock options                                       131,984
Convertible
  preferred stock                      4,813        366,667
                                   ---------      ---------
Diluted EPS
Income available to common
  stockholders & assumed
  conversions                      $ 314,499      2,255,990           $.14
                                   =========      =========     ==========



                                                                 Pg 12 of 14

                                  PRAB, INC

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4. RECONCILIATION OF EARNINGS PER SHARE (CONTINUED):

                   FOR THE NINE MONTHS ENDED JULY 31, 1999

                            INCOME           SHARES           PER-SHARE
                          (Numerator)     (Denominator)         Amount
                          -----------     -------------       ---------
Income before
  extraordinary item       $ 195,046
Less: Preferred stock
  dividends                   16,500
                           ---------
Basic EPS
Income available
  to common
  stockholders               178,546        1,757,339              $.10
                                                              =========
Effect of dilutive
  securities
Stock options                                 112,617
Convertible
  preferred stock             16,500          366,667
                           ---------        ---------
Diluted EPS
Income available to common
  stockholders & assumed
  conversions              $ 195,046        2,236,623              $.09
                           =========        =========         =========

                            FOR THE NINE MONTHS ENDED JULY 31, 1998

                            INCOME            SHARES          PER-SHARE
                          (Numerator)     (Denominator)        Amount
                          -----------     -------------       ---------
Income before
  extraordinary item       $ 751,246
Less: Preferred stock
  dividends                   14,438
                           ---------
Basic EPS
Income available
  to common
  stockholders               736,808        1,757,339              $.42
                                                              =========
Effect of dilutive
  securities
Stock option                                  128,732
Convertible
  preferred stock             14,438          366,667
                           ---------        ---------
Diluted EPS
Income available to common
  stockholders & assumed
  conversions              $ 751,246        2,252,738              $.33
                           =========        =========         =========




                                                                  Pg 13 of 14
                                  PRAB, INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5. LONG-TERM DEBT:

           The company's 12% subordinated notes were repaid in November 1997. Since the payoff amount of this debt exceeded its carrying amount, the transaction decreased income by $77,512 net of income taxes of $39,931.