Form 10KSB
period 1999-10-31
PRAB INC
filed 2000-01-28
CIK 354383

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 -----------

                                 FORM 10-KSB
             [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended October 31, 1999

               [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
             For the transition period from ________ to _________

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

         Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ___x___ No ______

         Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.[ ]

         The issuer's revenues for its most recent fiscal year were:
$15,316,820.

         The aggregate market value of Common Stock held by persons not "affiliated" with the issuer, based on the average bid and ask price of the


Common Stock as of December 31, 1999, was $1,682,523. For purposes of this computation, all executive officers, directors and 5% shareholders of the Company have been assumed to be affiliates. Certain of such persons may disclaim that they are affiliates of the Company.

         As of December 31, 1999, the registrant had outstanding 1,757,339 shares of Common Stock, $.10 par value.






                     DOCUMENTS INCORPORATED BY REFERENCE

                                            Parts of Form 10-KSB Into Which
Identity of Document                            Document is Incorporated

Definitive Proxy Statement with                        Part III
respect to the 2000 Annual Meeting
of Shareholders of the Company.

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

Sales

         The Company's business is not seasonal; however, fluctuations in sales are common due to large system orders, which is typical of the capital equipment industry. Foreign sales and license fees accounted for 11%, 11%, and 17% of the Company's net sales for fiscal years 1999, 1998 and 1997, respectively. The Company's sales are not dependent on one or a few major customers.

Backlog

         The Company's backlog of orders as of October 31, 1999 and October 31, 1998 is set forth below. The Company believes all backlog orders outstanding as of October 31, 1999 will be filled within one year.

                                                             Increase
           As of                     As of                  (Decrease)
        October 31,               October 31,                From 1998
            1999                      1998                    to 1999
        -----------               -----------                ---------

        $2,084,000                $3,174,000                   (34%)

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

         Warranty expense for the past three years has been approximately $485,000, $393,000, and $525,000 for 1999, 1998 and 1997, respectively.

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

Employees

         As of December 31, 1999, the Company employed 91 persons, 90 of which persons were employed on a full-time basis. 40 of the employees are covered by a collective bargaining agreement with the United Steelworkers of America, AFL-CIO-CLC. The three-year contract with the Union expires on November 1, 2001.

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

                                   PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

         The following table sets forth the range of high and low bid information for the Company's two most recent fiscal years:


                                             1999
                          -------------------------------------------
                          First        Second      Third      Fourth
                          Quarter      Quarter     Quarter    Quarter
                          -------      -------     -------    -------
Stock Price     (bid)
                High      3 1/8        2 1/2       2 1/4      1 15/16
                Low       2 3/8        1 5/8       1 11/16    1 1/2


                                             1998
                          -------------------------------------------
                          First        Second      Third      Fourth
                          Quarter      Quarter     Quarter    Quarter
                          -------      -------     -------    -------
Stock Price     (bid)
                High       3 5/8        3           3 1/16     3 1/4
                Low        1 3/4        2 1/2       2 5/8      2 5/8

         The Common Stock is regularly quoted on the OTC Bulletin Board (OTCBB). The above bid prices are quotations reflecting inter-dealer prices, without retail markup, markdown or commissions, and may not necessarily represent actual transactions. At December 31, 1999, there were approximately 1,023 record holders of the Common Stock.

         The Company has paid no dividends on its Common Stock. The payment of dividends in the future will be dependent upon the financial condition, capital requirements, earnings of the Company and such other factors as the Board of Directors may deem relevant.

Item 6.  Management's Discussion and Analysis or Plan of Operation

Overview of Recent Significant Events

         Net sales in 1999 decreased 16% and new order bookings decreased 14% when compared to 1998. Operating profits in 1999 decreased by $757,000 resulting primarily from lower sales and the Company's decision to retain nearly all employees and focus on increasing sales in the long term rather than trying to reduce costs by laying off employees.

         Long-term debt was paid in full during the first six months of 1999, approximately two and one half years ahead of schedule. Total debt repayment in 1999 amounted to $680,000.

         New business bookings for the first two months of fiscal year 2000 have improved and are 41% higher than the same period a year ago. As a result, backlog has increased to $3,070,000 as of December 31, 1999.

         The Company repurchased all of its outstanding convertible preferred stock from the State of Michigan Retirement Systems on




December 28, 1999 for a price of $1.63 per share plus accrued dividends of $3,545. The total purchase price of $601,212 was financed by a draw on the Company's line of credit. The 366,667 shares of convertible preferred stock represented approximately 17% of the Company's total shares of common stock outstanding on a diluted basis. Management believes that the repurchase of all of its outstanding preferred stock will benefit the Company and its shareholders as a result of: elimination of the mandatory $22,000 annual dividend on the preferred stock; avoidance of the expense of registering the common stock to be issued upon conversion of the preferred stock, which registration had been demanded by the State of Michigan Retirement Systems pursuant to certain previously granted rights; elimination of the risk that efforts by the State of Michigan Retirement Systems to sell its position in the Company would negatively affect the market price of the Company's common stock; and the positive effect on diluted earnings per share after fiscal year 2000. The convertible preferred stock was redeemed at a premium (meaning its per share redemption price exceeded its per share carrying cost) of approximately $0.88 per share. For purposes of calculating earnings per share, this premium is accounted for as a reduction from net income available for common shareholders. Management expects the effect of this redemption will be to reduce earnings per share by up to $0.18 in 2000.

1999 Compared to 1998

         Net sales decreased 16% in 1999 to $15,317,000 from $18,237,000 in
1998. Part sales were 23% of total sales versus 18% a year ago.

         The Company's business is highly competitive and very sensitive to price. The decrease in net sales in 1999 was primarily due to decreased sales of Prab conveyors and chip processing systems. The actual sales fluctuation due to price is not known.

         Cost of sales compared to net sales decreased to 60% in 1999 from 61% in 1998. Selling, general and administrative expenses were 34% of net sales in 1999 and 30% in 1998.

         Interest expense decreased as a result of paying off all term debt in the first six months of 1999.

Trends

         The Company's backlog of orders at October 31, 1999 was lower than the prior year due to lower booking levels, however, bookings for the first two months of fiscal year 2000 are 41% higher than the same period a year ago. In addition, the Company has hired a Marketing Director to further enhance its efforts in increasing market awareness and sales. Sales for the Company are projected by management to be slightly higher for the first half of fiscal 2000. Sales should generally follow national economic trends in the second half of fiscal 2000.

         Sales of bulk material handling parts and equipment in 1999 increased 9% from 1998 sales. Sales of metal scrap processing conveyors, parts, and chip systems in 1999 decreased 31% from 1998 sales.

Liquidity and Financial Condition

         The Company's primary cash requirements in 1999 were operating expenses, capital expenditures, and debt repayment.

         In 1999, the Company's operations provided $831,000 of cash and the Company had working capital at the end of the year of $2,706,000 compared to $2,260,000 a year ago. The increase resulted primarily from elimination of term debt combined with increased inventory. Capital expenditures were down from the prior year with $136,000 in 1999 versus $223,000 in 1998. Other current assets increased primarily because of an increase in prepaid insurance.

         The Company has a $1,750,000 line of credit which is subject to a borrowing formula based upon certain asset levels of the Company. As of December 31, 1999, $1,671,763 was available to the Company under the line of credit and the Company had borrowed $810,000 of such amount. The Company believes this financing, combined with cash generated by operations in 2000, will provide sufficient funds to finance working capital requirements, capital additions, and line of credit repayments.

Summary

         The Company's net income for 2000 will be positively impacted by lower interest expense on reduced debt. Excess cash will primarily be used to reduce recent borrowings on the line of credit. Even though the Company's order backlog is lower going into the first quarter than the previous year, management believes fiscal year 2000 sales may be higher due to increased new business bookings in the first two months of the new fiscal year.

Item 7.  Financial Statements

         (a) The following Financial Statements are attached hereto in response to Item 7:

                  Independent Auditor's Report - Plante & Moran, LLP

                  Consolidated Balance Sheets - October 31, 1999 and October 31, 1998



                  Consolidated Statement of Income - Years ended October 31, 1999 and October 31, 1998

                  Consolidated Statement of Changes in Stockholders' Equity - Years ended October 31, 1999 and October 31, 1998

                  Consolidated Statement of Cash Flows - Years ended October 31, 1999 and October 31, 1998

                  Notes to Consolidated Financial Statements

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

                  None.

                                   PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

         The information under the captions "Directors and Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" contained in the Company's Definitive Proxy Statement filed with the Commission, is incorporated herein by reference.

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


Item 13. Exhibits and Reports on Form 8-K

         (a) The following exhibits are attached hereto or incorporated herein by reference:

Exhibit
Number              Description of Exhibit
-------             ----------------------

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

4e. Addendum to Commercial Term Note dated October 31, 1996 executed December 4, 1997 incorporated by reference to Exhibit 4e of the Company's Form 10-KSB for the fiscal year ended October 31, 1998.

4f. Addendum to Security Agreement dated October 31, 1996 executed March 9, 1998 incorporated by reference to Exhibit 4f of the Company's Form 10-KSB for the fiscal year ended October 31, 1998.

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

10d. Prab, Inc. 1999 Stock Option Plan incorporated by reference to the Appendix of the Company's Definitive Proxy Statement for the 1999 Annual Meeting.

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

                                               PRAB, INC.


                                               By:      /s/Gary A. Herder
                                                        -----------------
                                                        Gary A. Herder,
                                                        President

January 27, 2000

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature                     Title                       Date
---------                     -----                       ----

/s/ Gary A. Herder            President, Chief            January 27, 2000
------------------------      Executive Officer
   Gary A. Herder             And Director (Principal
                              Executive Officer)


                              Secretary and Director      January 27, 2000
------------------------
   *Eric V. Brown, Jr.

                              Director                    January 27, 2000
------------------------
   *William G. Blunt

                              Director                    January 27, 2000
------------------------
   *James H. Haas

                              Director                    January 27, 2000
------------------------
   *John W. Garside

/s/ Robert W. Klinge          Treasurer, Vice             January 27, 2000
------------------------      President of Finance
   Robert W. Klinge           And Chief Financial
                              Officer (Principal
                              Accountant and Principal
                              Financial Officer)

*
By:/s/ Gary A. Herder                                     January 27, 2000
   ---------------------
   Gary A. Herder
   Attorney-in-Fact







                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                         Annual Report on Form 10-KSB
                     For the Year Ended October 31, 1999


                                  --------

                             Financial Statements
                              Index to Exhibits
                                   Exhibits

                                   --------






                                  PRAB,INC.
                           (A Michigan Corporation)
                             5944 E. Kilgore Road
                                P.O. Box 2121
                          Kalamazoo, Michigan 49003











                                  Prab, Inc.
                        -----------------------------
                        Consolidated Financial Report
                               October 31, 1999




Prab, Inc.
-----------------------------------------------------------------------------



                                   Contents




Report Letter                                                            1


Consolidated Financial Statements

     Balance Sheet                                                       2

     Statement of Income                                                 3

     Statement of Changes in Stockholders' Equity                        4

     Statement of Cash Flows                                             5

     Notes to Financial Statements                                     6-20









                         Independent Auditor's Report



To the Directors and Stockholders
Prab, Inc.


We have audited the accompanying consolidated balance sheet of Prab, Inc. and subsidiary as of October 31, 1999 and 1998, and the related consolidated statements of income, stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Prab, Inc. and subsidiary at October 31, 1999 and 1998, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.


                                                      /s/ Plante & Moran, LLP


Kalamazoo, Michigan
December 8, 1999









Prab, Inc.
-----------------------------------------------------------------------------


                                                             October 31
                                                       -----------------------
                                                          1999          1998
                                                          ----          ----
                      Assets
Current Assets
  Cash                                                 $   46,637   $   51,621
  Accounts receivable, net of allowance for doubtful
    accounts of $47,792 in 1999 and $48,248 in 1998     3,031,402    3,367,308
  Inventories (Note 2)                                  1,549,939    1,413,078
  Deferred income taxes (Note 8)                          411,442      431,296
  Other current assets                                    189,388      117,148
                                                       ----------   ----------

      Total current assets                              5,228,808    5,380,451

Property, Plant and Equipment (Note 3)                  1,027,069    1,085,202

Other Assets
  Deferred charges, net of accumulated amortization
    of $25,657 in 1999 and $8,304 in 1998 (Note 1)           --         17,353
  Deferred income taxes (Note 8)                          350,803      381,704
  Other assets                                            113,118      116,701
                                                       ----------   ----------

      Total other assets                                  463,921      515,758
                                                       ----------   ----------


      Total assets                                     $6,719,798   $6,981,411
                                                       ==========   ==========

See Notes to Consolidated Financial Statements.




------------------------------------------------------------------------------
                                                   Consolidated Balance Sheet

                                                                     October 31
                                                              -----------------------
                                                                 1999          1998
                                                                 ----          ----
             Liabilities and Stockholders' Equity
Current Liabilities
  Notes payable - Bank (Note 5)                                $  300,000   $  200,000
  Current portion of long-term debt (Note 4)                         --        360,000
  Accounts payable                                                887,267      986,312
  Customer deposits                                               139,842      342,282
  Salaries, wages and vacation                                    361,138      475,270
  Commissions                                                     474,289      377,980
  Other accrued expenses                                          360,691      378,993
                                                               ----------   ----------
    Total current liabilities                                   2,523,227    3,120,837

Long-term Debt (Note 4)                                              --        420,000

Deferred Compensation (Note 6)                                     18,372       17,183

Stockholders' Equity
  Convertible preferred stock (Note 11) - $.75 par value:
    Authorized - 2,000,000 shares
    Issued and outstanding - 366,667 shares at October 31,
      1999 and 1998                                               275,000      275,000
  Common stock - $.10 par value:
    Authorized - 7,000,000 shares
    Issued and outstanding - 1,757,339 shares at October 31,
      1999 and 1998                                               175,734      175,734
  Additional paid-in capital                                    1,395,743    1,161,828
  Retained earnings since November 1, 1995                      2,331,722    1,810,829
                                                               ----------   ----------

      Total stockholders' equity                                4,178,199    3,423,391
                                                               ----------   ----------

      Total liabilities and stockholders' equity               $6,719,798   $6,981,411
                                                               ==========   ==========

Prab, Inc.
------------------------------------------------------------------------------
                                             Consolidated Statement of Income

                                                             Year Ended October 31
                                                          ----------------------------
                                                               1999          1998
                                                               ----          ----
Net Sales                                                 $ 15,316,820    $ 18,237,373

Cost of Sales                                                9,256,570      11,177,529
                                                          ------------    ------------
Gross Profit                                                 6,060,250       7,059,844

Selling, General and Administrative Expenses                 5,166,044       5,409,116
                                                          ------------    ------------
Operating Income                                               894,206       1,650,728

Other Income (Expenses)
  Interest expense                                             (38,122)       (119,886)
  Interest income                                                6,704           7,214
  Other                                                            825             127
                                                          ------------    ------------
Income - Before income taxes and extraordinary item            863,613       1,538,183

Income Tax Expense (Note 8)                                    320,720         539,631
                                                          ------------    ------------
Net Income Before Extraordinary Item                           542,893         998,552

Extraordinary Item - Loss on retirement of subordinated
  debt, net of income tax benefit of $39,931 (Note 4)             --            77,512
                                                          ------------    ------------
Net Income                                                $    542,893    $    921,040
                                                          ============    ============

Earnings per Common and Common Share Equivalent
  Basic                                                   $       0.30    $       0.51
                                                          ============    ============
  Diluted                                                 $       0.24    $       0.41
                                                          ============    ============

See Notes to Consolidated Financial Statements.


Prab, Inc.
------------------------------------------------------------------------------
                    Consolidated Statement of Changes in Stockholders' Equity

                             Convertible Preferred Stock       Common Stock
                             ---------------------------  -----------------------
                                                                                    Additional                      Total
                                                                                      Paid-in      Retained     Stockholders'
                                Shares      Amount         Shares       Amount        Capital      Earnings        Equity
                                -------   -----------     ---------   -----------   -----------   -----------    -----------
Balance - November 1, 1997      366,667   $   275,000     1,757,339   $   175,734   $   709,467   $   909,039    $ 2,069,240

Convertible preferred stock
  dividends (Note 11)              --            --            --            --            --         (19,250)       (19,250)

Recognition of income
  tax recoveries
  subsequent to a quasi-
  reorganization (Note 1)          --            --            --            --         452,361          --          452,361

Net income                         --            --            --            --            --         921,040        921,040
                                -------   -----------     ---------   -----------   -----------   -----------    -----------

Balance - October 31, 1998      366,667       275,000     1,757,339       175,734     1,161,828     1,810,829      3,423,391

Convertible preferred stock
  dividends (Note 11)              --            --            --            --            --         (22,000)       (22,000)

Recognition of income
  tax recoveries
  subsequent to a quasi-
  reorganization (Note 1)          --            --            --            --         233,915          --          233,915

Net income                         --            --            --            --            --         542,893        542,893
                                -------   -----------     ---------   -----------   -----------   -----------    -----------

Balance - October 31, 1999      366,667   $   275,000     1,757,339   $   175,734   $ 1,395,743   $ 2,331,722    $ 4,178,199
                                =======   ===========     =========   ===========   ===========   ===========    ===========

See Notes to Consolidated Financial Statements.

Prab, Inc.
------------------------------------------------------------------------------
                                         Consolidated Statement of Cash Flows

                                                           Year Ended October 31
                                                        --------------------------
                                                           1999             1998
                                                           ----             ----
Cash Flows from Operating Activities
  Net income                                            $   542,893    $   921,040
  Adjustments to reconcile net income to net cash
    from operating activities:
      Depreciation and amortization                         210,333        182,679
      Gain on sale of fixed assets                             (825)          --
      Amortization of discounts on subordinated notes          --            1,740
      Bad debt expense                                       51,810         31,558
      Deferred taxes                                        284,670        452,361
      Loss on retirement of subordinated debt                  --          117,443
      (Increase) decrease in assets:
        Accounts receivable                                 284,096        (34,703)
        Inventories                                        (136,861)       (45,615)
        Other current and noncurrent assets                 (68,657)        74,583
      Increase (decrease) in liabilities:
        Accounts payable                                    (99,045)      (126,939)
        Customer deposits                                  (202,440)      (103,615)
        Accrued expenses                                    (36,125)        85,757
        Deferred compensation                                 1,189          1,144
                                                        -----------    -----------
          Net cash provided by operating activities         831,038      1,557,433

Cash Flows from Investing Activities
  Purchase of equipment                                    (136,272)      (222,797)
  Proceeds from sale of equipment                             2,250           --
                                                        -----------    -----------
          Net cash used in investing activities            (134,022)      (222,797)

Cash Flows from Financing Activities
  Net borrowings (repayment) on line of credit              100,000       (250,000)
  Payments on long-term debt                               (780,000)    (1,040,000)
  Payment of dividends                                      (22,000)       (19,250)
                                                        -----------    -----------
          Net cash used in financing activities            (702,000)    (1,309,250)
                                                        -----------    -----------

Net Increase (Decrease) in Cash                              (4,984)        25,386

Cash - Beginning of year                                     51,621         26,235
                                                        -----------    -----------
Cash - End of year                                      $    46,637    $    51,621
                                                        ===========    ===========

See Notes to Consolidated Financial Statements.

Prab, Inc.
------------------------------------------------------------------------------
                                                Notes to Financial Statements
                                                    October 31, 1999 and 1998


Note 1 - Nature of Business and Significant Accounting Policies

                 Prab, Inc. and subsidiary (the "Company") is engaged in the manufacturing of metal scrap reclamation systems and conveyor equipment. Major customers are in the metal working, chemical, pharmaceutical, and food processing industries throughout the United States, Canada, Mexico, Asia, and Europe. Sales outside the United States were approximately 11 percent of total sales in 1999 and 1998. Accounts receivable generated from foreign sales totaled approximately $439,000 and $595,000 as of October 31, 1999 and October 31, 1998, respectively.

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

                 Warranties - The Company's products are generally under warranty against defects in material and workmanship for a period of one year. The Company has established a reserve of approximately $142,000 and $136,000 at October 31, 1999 and 1998, respectively, for these anticipated future warranty costs.

                 Advertising - Advertising expense was approximately $407,000 and $441,000 for the years ended October 31, 1999 and 1998, respectively, mostly for trade shows and publications.


Prab, Inc.
------------------------------------------------------------------------------
                                                Notes to Financial Statements
                                                    October 31, 1999 and 1998

Note 1 - Nature of Business and Significant Accounting Policies (Continued)

                 Net Income Per Common and Common Equivalent Share - The Company calculates earnings per share according to the provisions of SFAS 128.

                 A reconciliation of net income to net income available to common shareholders is as follows:

                                                              1999                        1998
                                                    ------------------------     ------------------------
                                                     Basic          Diluted       Basic          Diluted
                                                    Earnings       Earnings      Earnings       Earnings
                                                    Per Share      Per Share     Per Share      Per Share
                                                    ---------      ---------     ---------      ---------
Net income                                         $   542,893    $   542,893   $   921,040    $   921,040
Dividends on convertible preferred stock               (22,000)          --         (19,250)          --
                                                   -----------    -----------   -----------    -----------
Net income available to common shareholders        $   520,893    $   542,893   $   901,790    $   921,040
                                                   ===========    ===========   ===========    ===========
Common and common equivalent shares outstanding      1,757,339      2,231,299     1,757,339      2,255,112
                                                   ===========    ===========   ===========    ===========
Earnings per common and common equivalent shares   $      0.30    $      0.24   $      0.51    $      0.41
                                                   ===========    ===========   ===========    ===========

                 A reconciliation of common and common equivalent shares outstanding is as follows:

                                                                      1999                    1998
                                                             ---------------------   ---------------------
                                                               Basic      Diluted      Basic      Diluted
                                                               -----      -------      -----      -------
Weighted average number of outstanding common shares         1,757,339   1,757,339   1,757,339   1,757,339
Incremental shares from outstanding options dated 12/14/89        --           178        --         4,605
Incremental shares from outstanding options dated 02/22/91        --        46,251        --        50,954
Incremental shares from outstanding options dated 10/23/91        --        24,328        --        33,373
Incremental shares from outstanding options dated 05/26/94        --        34,283        --        36,406
Incremental shares from outstanding options dated 11/19/97        --         2,253        --         5,768
Incremental shares from convertible preferred stock               --       366,667        --       366,667
                                                             ---------   ---------   ---------   ---------
Common and common equivalent shares outstanding              1,757,339   2,231,299   1,757,339   2,255,112
                                                             =========   =========   =========   =========

                 There are no securities that could potentially dilute earnings per share in the future that are not considered above. There are no individual income effects from the securities noted above.


Prab, Inc.
------------------------------------------------------------------------------
                                                Notes to Financial Statements
                                                    October 31, 1999 and 1998

Note 1 - Nature of Business and Significant Accounting Policies (Continued)

                 Deferred Charges - Deferred charges included costs for the issuance of debt related to the redemption of stock at October 31, 1996. These costs were being amortized according to the effective interest method over a period of 5 years. The related debt was repaid during the year ended October 31, 1999 and the unamortized balance was included in interest expense during the year ended October 31, 1999. Amortization related to these deferred charges totaled $17,353 and $8,304 for the years ended October 31, 1999 and 1998, respectively.

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

                 Income tax recoveries of temporary differences and carryforwards that had not been recognized as of the date of the quasi-reorganization that are recognized in subsequent years are added directly to additional paid-in capital. Such income tax recoveries were approximately $234,000 in 1999 and $452,000 in 1998.

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

                 Concentration of Labor - Approximately 44 percent of the Company's workforce is subject to a collective bargaining agreement. The collective bargaining agreement expires October 31, 2001.


Prab, Inc.
------------------------------------------------------------------------------
                                                Notes to Financial Statements
                                                    October 31, 1999 and 1998


                 Stock Options - The Company has four stock option plans (see
                 Note 7). The Company accounts for its stock options using the intrinsic value method. Under that method, compensation expense is recognized to the extent the fair value of the common stock exceeds the exercise price of the options at the date the options are granted. Under the Company's plans, the exercise price of options granted must equal or exceed the value of the stock at the grant date. Accordingly, no amounts are recorded as compensation expense for options granted.


Prab, Inc.
------------------------------------------------------------------------------
                                                Notes to Financial Statements
                                                    October 31, 1999 and 1998

Note 2 - Inventories

                 Inventories consist of the following:

                                      1999         1998
                                   ----------   ----------
Raw materials                      $1,061,442   $1,036,846
Work in process                       236,471      208,214
Finished goods and display units      252,026      168,018
                                   ----------   ----------
        Total inventories          $1,549,939   $1,413,078
                                   ==========   ==========

                 Inventories are stated at the lower of cost, determined by the LIFO method, or market. If the FIFO method had been used for the entire consolidated group, inventories, after an adjustment to the lower of cost or market, would have been approximately $1,940,000 and $1,800,000 at October 31, 1999 and 1998, respectively.

Note 3 - Property, Plant and Equipment

                 Cost of property, plant and equipment and depreciable lives are summarized as follows:

                                                                         Depreciable
                                           1999             1998         Life - years
                                        ----------       ----------      ------------
Land                                    $   28,939       $   28,939          --
Buildings and improvements               1,784,873        1,762,455         10-30
Machinery and equipment                  2,879,519        2,770,653          3-10
                                        ----------       ----------
        Total cost                       4,693,331        4,562,047

Less accumulated depreciation            3,666,262        3,476,845
                                        ----------       ----------
        Net carrying amount             $1,027,069       $1,085,202
                                        ==========       ==========

                 Depreciation expense totaled approximately $193,000 and $179,000 at October 31, 1999 and 1998, respectively.

Prab, Inc.
------------------------------------------------------------------------------
                                                Notes to Financial Statements
                                                    October 31, 1999 and 1998

Note 4 - Long-term Debt

                 Long-term debt consisted of the following:

                                                   1999          1998
                                                  ------       --------
Term note payable collateralized by
essentially all assets of the Company,
bearing interest at a fixed rate of 8.25%,
payable in quarterly installments of $90,000
plus interest, repaid in full during the year
ended October 31, 1999                            $ --         $780,000

      Less current portion                          --          360,000
                                                  ------       --------
      Long-term portion                           $ --         $420,000
                                                  ======       ========

                 Pursuant to the term note and notes payable - bank agreements, the Company has agreed to maintain certain levels of tangible net worth and maintain minimum ratios of current assets to current liabilities and debt to tangible net worth. The Company has also agreed not to create, incur, assume, or guarantee indebtedness, merge, sell or lease a substantial part of the business, or make loans.

                 The Company repaid subordinated notes payable in November 1997. Since the notes were carried at a discount, the payoff amount of this debt exceeded its carrying amount and an extraordinary loss on the extinguishment of the debt was reported. The effect of this transaction for the year ended October 31, 1998 was to decrease income by $77,512, net of the income tax benefit of $39,931. The effect of the extraordinary item for retirement of subordinated debt was to decrease basic and diluted earnings per share by $.04 and $.03, respectively, after the consideration of income taxes.

Prab, Inc.
------------------------------------------------------------------------------
                                                Notes to Financial Statements
                                                    October 31, 1999 and 1998

Note 5 - Note Payable - Bank

                 At October 31, 1999, the Company has available a $1,750,000 line of credit under a commercial revolving note, expiring March 31, 2000, bearing interest at .5 percent below the bank's prime rate for an effective rate of 7.75 percent at October 31, 1999. The line of credit is collateralized by essentially all assets of the Company. Available borrowings are based on a formula of eligible accounts receivable and inventory. The line of credit supports letters of credit totaling $17,000 and $6,749 for the years ended October 31, 1999 and 1998, respectively.

Prab, Inc.
------------------------------------------------------------------------------
                                                Notes to Financial Statements
                                                    October 31, 1999 and 1998

Note 6 - Pension and Profit-sharing Plans

                 As of October 31, 1999 and 1998, the Company is participating in a defined benefit plan for their collective bargaining unit. The following table sets forth the funded status of the Company's defined benefit pension plan and amounts recognized in the balance sheet at October 31, 1999 and 1998:

                                                                1999           1998
                                                            -----------    -----------
Actuarial present value of accumulated benefit
  obligation, including vested benefits of $841,826
  and $716,824 in 1999 and 1998, respectively               $   968,685    $   824,509
                                                            ===========    ===========

Projected benefit obligation for service rendered to date   $  (995,967)   $  (866,784)

Plan assets at fair value - Primarily nongovernment
  obligations and listed stock                                1,204,518      1,096,496
                                                            -----------    -----------
Assets in excess of projected benefit obligation                208,551        229,712

Unrecognized net gain from experience different than
  that assumed or change in assumptions                        (232,859)      (277,914)

Unrecognized prior service cost due to plan
  amendment being amortized over 15 years                       143,093        157,488

Unrecognized net asset at November 1, 1987
  being recognized over 15 years                                (11,878)       (15,952)
                                                            -----------    -----------
      Prepaid pension cost included in
        other assets                                        $   106,907    $    93,334
                                                            ===========    ===========

Prab, Inc.
------------------------------------------------------------------------------
                                                Notes to Financial Statements
                                                    October 31, 1999 and 1998



Note 6 - Pension and Profit-sharing Plans (Continued)

                 A reconciliation of the projected benefit obligation is as follows:

                                                      1999        1998
                                                   ---------    ---------
Projected benefit obligation - Beginning of year   $(866,784)   $(763,308)
Actuarial gain (loss) during year                    (68,587)      11,488
Service cost                                         (24,072)     (19,701)
Interest cost                                        (64,418)     (51,570)
Distributions to plan participants                    27,894       27,894
Plan amendment effective November 1, 1998               --        (71,587)
                                                   ---------    ---------
Projected benefit obligation - End of year         $(995,967)   $(866,784)
                                                   =========    =========

                 A reconciliation of fair value of plan assets is as follows:

                                                    1999           1998
                                                -----------    -----------
Fair value of plan assets - Beginning of year   $ 1,096,496    $ 1,008,752
Contributions                                          --             --
Distributions to plan participants                  (27,894)       (27,894)
Actual return on plan assets                        135,916        115,638
                                                -----------    -----------
Fair value of plan assets - End of year         $ 1,204,518    $ 1,096,496
                                                ===========    ===========

                 Pension expense included the following components:

                                                    1999        1998
                                                  --------    --------
Service cost - Benefits earned during the year    $ 24,072    $ 19,701
Interest cost on projected benefit obligation       64,418      51,570
Expected return on plan assets                     (97,498)    (83,714)
Amortization of unrecognized transition asset       (4,074)     (4,074)
Amortization of unrecognized (gains) and losses    (14,886)    (13,758)
Amortization of prior service cost                  14,395      16,997
                                                  --------    --------
        Net periodic pension cost                 $(13,573)   $(13,278)
                                                  ========    ========

Prab, Inc.
------------------------------------------------------------------------------
                                                Notes to Financial Statements
                                                    October 31, 1999 and 1998


Note 6 - Pension and Profit-sharing Plans (Continued)

                 The discount rate used in determining the actuarial present value of the projected benefit obligation was 7 percent for 1999 and 1998. The expected long-term rate of return on assets was 8 percent for 1999 and 1998.

                 The Company contributed $0 in 1999 and 1998 to the pension plan for hourly employees covered by its collective bargaining agreement. The Company's policy is to make annual contributions as required by applicable regulations.

                 The Company's salaried employees profit-sharing plan is a combination defined contribution profit sharing and 401(k) plan. The profit-sharing plan covers substantially all employees of the Company other than those covered by the collective bargaining agreement. The profit sharing plan provides for an annual contribution of not less than 5 percent of the Company's income before income taxes, proceeds from life insurance policies and gain on sale of capital assets. Contributions for the profit-sharing plan are used to buy Company stock. The stock under this plan is allocated to salaried employees based on their pro-rata compensation. Salaried employees vest in the shares of the Company based on a 5 year schedule, 10 percent in year 1, 20 percent in year 2, 40 percent in year 3, 70 percent in year 4, and 100 percent in year 5. As of October 31, 1999, there were approximately 190,000 shares held in the plan. Contributions made by the Company in accordance with the profit-sharing plan were approximately $40,000 in 1999 and $73,000 in 1998. Employer matching contributions are made to the 401(k) plan in an amount equal to 25 percent of the lessor of: the amount designated by the employee for withholding and contribution to the 401(k) plan; or 4 percent of the employee's total compensation. In addition, the Company will make a contribution equal to one percent of each eligible employee's compensation who is employed on the last day of the plan year and who performs 1,000 or more hours of service for the Company during the plan year. The cost of this plan was approximately $38,000 and $40,000 in 1999 and 1998, respectively.

Prab, Inc.
------------------------------------------------------------------------------
                                                Notes to Financial Statements
                                                    October 31, 1999 and 1998


Note 6 - Pension and Profit-sharing Plans (Continued)

                 During the year ended October 31, 1993, the Company adopted a union 401(k) plan. The plan covers all employees of the Company covered by the collective bargaining agreement. Participation in the 401(k) plan is optional. Employer matching contributions are made to the 401(k) plan in an amount equal to 25 percent of the lessor of: the amount designated by the employee for withholding and contribution to the 401(k) plan; or 4 percent of employee's total compensation. Contributions to the plan totaled approximately $9,500 and $10,000 for the years ended October 31, 1999 and 1998, respectively.

                 The Company has entered into deferred compensation and salary continuation agreements with a key employee calling for periodic payments totaling $48,000 at retirement or death of the employee. The normal retirement date occurs during 2012. The liability has been recorded using the present value method.

Note 7 - Stock Option Plans

                 The Company maintains qualified and nonqualified stock option plans that provide for granting of options on common stock by the Board of Directors to officers and key employees. The plans had 276,500 shares reserved for issuance as noted below.

                 Transactions involving the plans for years ended October 31, are summarized as follows:

                                                         1999                       1998
                                             ---------------------------  -------------------------
                                              Option    Weighted Average  Option   Weighted Average
                                              Shares     Exercise Price   Shares    Exercise Price
                                             -------    ----------------  -------  ----------------
Outstanding - Beginning of year              226,500        $   1.26      207,500      $   1.18

Granted                                         --             --          20,000          2.13
Canceled                                        --             --          (1,000)         2.37
                                             -------        --------      -------      --------
Outstanding - End of year                    226,500        $   1.26      226,500      $   1.26
                                             =======        ========      =======      ========
Eligible for exercise at end of year         226,500        $   1.26      226,500      $   1.26
                                             =======        ========      =======      ========

Prab, Inc.
------------------------------------------------------------------------------
                                                Notes to Financial Statements
                                                    October 31, 1999 and 1998

Note 7 - Stock Option Plans (Continued)

              Outstanding                                         Exercise
             Option shares    Issue Date       Expiration Date     Price
             -------------    ----------       ---------------    --------
                 21,500       12/14/1989          12/14/1999      $  2.38
                 70,000       02/22/1991          02/22/2001       0.8125
                 70,000       10/23/1991          10/23/2001       1.5625
                 45,000       05/26/1994          05/26/2004       0.5703
                 20,000       11/19/1997          11/19/2007        2.125

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

                 Had the Company used the fair value method of accounting for its stock options, its 1998 net income and earnings per share would have been reduced by approximately $15,000 and $.01 (per share diluted), respectively. Use of the fair value method would have had no impact on 1999 net income.

Prab, Inc.
------------------------------------------------------------------------------
                                                Notes to Financial Statements
                                                    October 31, 1999 and 1998

Note 8 - Income Taxes

                 The provision for income taxes is as follows:

                                                1999       1998
                                              --------   --------
Current expense                               $ 36,050   $ 47,339
Deferred expense                               284,670    452,361
                                              --------   --------
     Total income tax expense                  320,720    499,700

Tax benefit allocated to extraordinary item       --       39,931
                                              --------   --------
     Income taxes before extraordinary item   $320,720   $539,631
                                              ========   ========

                 A reconciliation of income tax expense on pretax income before extraordinary item at statutory rates to income tax expense at the Company's effective rate is as follows:

                                                 1999        1998
                                               ---------   ---------
Taxes computed at statutory rates              $ 293,628   $ 522,982
Tax effect related to extraordinary item            --       (39,931)
State income taxes, net of federal benefit        17,678       9,454
Nondeductible expenses and other adjustments       9,414       7,195
                                               ---------   ---------
     Total income tax expense                  $ 320,720   $ 499,700
                                               =========   =========

Prab, Inc.
------------------------------------------------------------------------------
                                                Notes to Financial Statements
                                                    October 31, 1999 and 1998

Note 8 - Income Taxes (Continued)

                 The details of the net deferred tax asset are as follows:

                                                       1999           1998
                                                   -----------    -----------
Deferred tax liabilities -- depreciation           $   (67,394)   $   (60,762)

Deferred tax assets:
     Allowance for doubtful accounts                    16,249         16,404
     Net operating loss carryforward                   488,933        771,297
     Warranty reserve                                   48,227         46,346
     Reserve for inventory obsolescence                113,011        119,356
     Deferred compensation                               6,246          5,842
     Alternative minimum tax credit carryforward        93,686         83,686
     Accrued vacation                                   63,287         64,746
                                                   -----------    -----------
          Total deferred tax assets                    726,245      1,046,915

Valuation allowance recognized on deferred assets         --         (233,915)
                                                   -----------    -----------
          Net deferred tax assets                  $   762,245    $   813,000
                                                   ===========    ===========

Prab, Inc.
------------------------------------------------------------------------------
                                                Notes to Financial Statements
                                                    October 31, 1999 and 1998


Note 8 - Income Taxes (Continued)

                 The following items affected deferred taxes during the years ended October 31, 1999 and 1998:

                                                        1999         1998
                                                     ---------    ---------
Net operating loss carryforward                      $(282,364)   $(528,298)
Alternative minimum tax                                 10,000       31,000
Depreciation                                            (6,632)      (9,774)
Expenses not currently deductible for tax purposes
  (expenses deductible for tax purposes but not
  against financial statement income)                   (5,674)      54,711
                                                     ---------    ---------
     Total deferred tax expense                       (284,670)    (452,361)

Tax recoveries reported as additions to paid-in
  capital - Change in valuation allowance              233,915      452,361
                                                     ---------    ---------

     Decrease in net deferred tax asset              $ (50,755)   $    --
                                                     =========    =========

                 The deferred tax liabilities result from using accelerated depreciation for tax purposes. Deferred tax assets result from expenses not deductible for tax purposes until paid, alternative minimum tax credits and net operating loss carryforwards. For tax purposes, the Company has net operating loss carryforwards of approximately $1,425,000 that expire at various times through 2008 and alternative minimum tax credit carryforwards of approximately $90,000 that do not expire. These carryforwards have been included as deferred tax assets for financial reporting purposes. The valuation allowance provided at October 31, 1998 was used to reduce deferred tax assets to an amount management reasonably expected to be recognized in the future based on facts available at that time. As of October 31, 1999, management expected all deferred tax assets to be recognized, and accordingly has not recorded a valuation allowance as of that date.

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

Prab, Inc.
------------------------------------------------------------------------------
                                                Notes to Financial Statements
                                                    October 31, 1999 and 1998

Note  9  - Related Party Transactions

                 A director of the Company is a senior principal in the law firm that has been general legal counsel to the Company since 1961. The Company incurred legal fees of approximately $41,000 and $32,000 to the law firm in 1999 and 1998, respectively.

Note 10 - Cash Flows

                 Cash paid during the years ended October 31, 1999 and 1998 for interest expense approximated $20,000 and $120,000, respectively. A total of $25,200 and $17,878 was paid for alternative minimum income taxes during the years ended October 31, 1999 and 1998, respectively.

                 There were no significant noncash financing or investing activities during 1999 or 1998.

Note 11 - Preferred Stock

                 Convertible Preferred Stock

                 The convertible preferred stock is entitled to quarterly dividends at 8 percent per annum ($.06 per share) during the year ended October 31, 1999 and 7 percent per annum ($.0525 per share) for the year ended October 31, 1998.

                 The Company has the option to pay the dividend in cash or common stock. The Company's ability to pay cash dividends is subject to Michigan statutes. If a dividend were paid in common stock, the Company would have an obligation to register the stock.

                 The Company has the right to redeem the convertible preferred stock at $.75 per share. Upon the Company's offer to redeem the convertible preferred stock, the preferred stockholder has the right to convert these shares to common. Additionally, the holder of the convertible preferred stock has the right to convert all, or any portion, of the convertible preferred stock to common stock on a one to one ratio. The convertible-preferred stockholder has a 60-day period after the tender of a Company redemption payment to elect to convert to common stock in lieu of redemption.

Prab, Inc.
------------------------------------------------------------------------------
                                                Notes to Financial Statements
                                                    October 31, 1999 and 1998


Note 11 - Preferred Stock (Continued)

                 The convertible preferred stockholders are entitled to vote as a class to elect one member of the Board of Directors of the Company.

                 The convertible preferred stock has a liquidation priority over common stock of $.75 per share plus any accrued dividends.

                 On December 10, 1999, the Company reached an agreement with the shareholder of the convertible preferred stock to repurchase all 366,667 shares issued and outstanding at a price of $1.63 per share.

                 Nonconvertible Preferred Stock - There are 600,000 shares of .50(cent) par nonconvertible preferred stock authorized. Holders of the nonconvertible preferred stock would be entitled to quarterly cash dividends equal to 9 percent per annum ($.045 per share). As of October 31, 1999 and 1998, there were no shares of nonconvertible preferred stock issued and outstanding.


                              INDEX TO EXHIBITS


EXHIBIT
NUMBER
-------
                            Description of Exhibit
                            ----------------------


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

4c. Security Agreement with Addendum dated October 31, 1996 from the Company to FMB-Arcadia Bank (now know as The Huntington National
           Bank) incorporated herein by reference to Exhibit 4c of the Company's Form 8-K dated October 31, 1996.

4d. Future Advance Mortgage dated October 30, 1992 from the Company to FMB-Arcadia Bank (now known as The Huntington National Bank), together with Amendment to Mortgage dated October 31, 1996 incorporated herein by reference to Exhibit 4d of the Company's Form 8-K dated October 31, 1996.

4e. Addendum to Commercial Term Note dated October 31, 1996 executed December 4, 1997 incorporated by reference to Exhibit 4e of the Company's Form 10-KSB for the fiscal year ended October 31, 1998.

4f. Addendum to Security Agreement dated October 31, 1996 executed March 9, 1998 incorporated by reference to Exhibit 4f of the Company's Form 10-KSB for the fiscal year ended October 31, 1998.

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

10d. Prab, Inc. 1999 Stock Option Plan incorporated by reference to the Appendix of the Company's Definitive Proxy Statement for the 1999 Annual Meeting.

21.        List of Subsidiaries.

24a.       Power of Attorney for William G. Blunt

24b.       Power of Attorney for John W. Garside

24c.       Power of Attorney for Eric V. Brown, Jr.

24d.       Power of Attorney for James H. Haas

27.        Financial Data Schedule