Form 10QSB
period 2000-01-31
PRAB INC
filed 2000-03-06
CIK 354383

1/11

                   U.S. SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                 FORM 10-QSB

(Mark One)
[X]            QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934


               For the Quarterly period ended:  January 31, 2000

[ ]

               TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
               EXCHANGE ACT

               For the transition period from _______ to _______

               Commission file number:    0-10187
                                       -------------

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

Common Stock, par value $.10 per share - 1,757,339 shares outstanding at February 29, 2000.

Transitional Small Business Disclosure Format
       (Check One):     Yes _____  No __X__





                                                                         2/11
                        PART I - FINANCIAL INFORMATION

    Item 1.   Financial Statements

         The following Financial Statements are attached hereto in response to Item 1:

                     Condensed Consolidated Balance Sheet
                         January 31, 2000 (Unaudited)
                             and October 31, 1999

                      Consolidated Statement of Earnings
                     Three months ended January 31, 2000
                             and 1999 (Unaudited)

                Condensed Consolidated Statement of Cash Flows
                     Three months ended January 31, 2000
                             and 1999 (Unaudited)

             Notes to Condensed Consolidated Financial Statements


Item 2. Management's Discussion and Analysis or Plan of Operation

        Material Changes in Financial Condition. Accounts receivable decrease resulted from lower sales in the first quarter of 2000 versus the fourth quarter of 1999. Inventory increase resulted from a combination of additional work in process and stock inventory. Other current assets increased primarily from prepaid expenses.

        Accounts and note payable increase resulted primarily from an additional $300,000 draw on the line of credit. Other current liabilities decreased from paying the fiscal year 1999 accrued bonus and profit sharing, combined with lower accruals for customer deposits and commissions.

        The Company repurchased all of its outstanding convertible preferred stock from the State of Michigan Retirement Systems on December 28, 1999 for a price of $1.63 per share plus accrued dividends of $3,545. This transaction eliminated the convertible stock and reduced additional paid in capital by $322,667, the premium paid above book value.

        Material Changes in Results of Operation. Sales in the first quarter of 2000 were 4% higher than the first quarter of 1999. Higher sales are the result of increased order activity in the first quarter of 2000 versus a year ago.


        Costs of products sold were 62% in the first quarter of 2000 and 1999. Selling, general and administrative expenses were 37% in the first quarter of 2000 compared to 36% in the same period a year ago.

        Lower interest expense resulted from being relatively debt free until December 28, 1999 when $601,000 was drawn on the line of credit to repurchase the convertible preferred stock.







                                                                         3/11

        The order backlog of $2,820,000 at the end of the first quarter ended January 31, 2000 compares with $2,084,000 at the end of the previous quarter ended October 31, 1999.





                         PART II - OTHER INFORMATION


    Item 6.    Exhibits and Reports on Form 8-K

                 (a) Exhibits:  None

                 (b) Reports on Form 8-K: On January 13, 2000, the Company
               filed a Form 8-K reporting the repurchase of 366,667 shares of the Company's convertible preferred shares from the State of Michigan Retirement Systems on December 28, 1999 at the price of $1.63 per share.






















                                                                         4/11





                                SIGNATURES

    Pursuant to the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         PRAB, INC.


    Date:   March 6, 2000                By:   /S/ Gary A. Herder
                                             ----------------------
                                             Gary A. Herder
                                             Its: Chairman, President and
                                                  Chief Executive Officer


    Date:   March 6, 2000                By:   /S/ Robert W. Klinge
                                             ----------------------
                                             Robert W. Klinge
                                             Its: Chief Financial Officer


















                                                                         5/11




                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549





                       Quarterly Report on Form 10-QSB
                    For the Quarter Ended January 31, 2000





                             Financial Statements




                                  PRAB, INC.

                           (A Michigan Corporation)

                             5944 E. Kilgore Road
                                P.O. Box 2121
                          Kalamazoo, Michigan 49003







                                                                         6/11


                                  PRAB, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEET



                                               January 31,   October 31,
                                                  2000           1999
                                               -----------   -----------
                                               Unaudited        (Note)
ASSETS
  Current assets:
    Cash                                      $   85,790      $   46,637
    Accounts Receivable                        2,291,934       3,031,402
    Inventories (Note 2)                       1,751,237       1,549,939
    Other current assets                         271,440         189,388
    Deferred income taxes                        411,442         411,442
                                              ----------      ----------

      Total current assets                     4,811,843       5,228,808
                                              ----------      ----------

  Property, plant and equipment
    (net of accumulated depreciation
    of $3,714,411 and $3,666,262
    respectively)                              1,029,180       1,027,069
                                              ----------      ----------

  Other assets
    Deferred charges and other assets            123,316         113,118
    Deferred income taxes                        348,012         350,803
                                              ----------      ----------

      Total other assets                         471,328         463,921
                                              ----------      ----------

      Total assets                            $6,312,351      $6,719,798
                                              ==========      ==========

LIABILITIES AND STOCKHOLDERS' EQUITY:
  Current Liabilities:
    Accounts and note payable                 $1,584,448      $1,187,267
    Other current liabilities                  1,126,816       1,335,960
                                              ----------      ----------

      Total current liabilities                2,711,264       2,523,227
                                              ----------      ----------

    Other non-current liabilities                 18,681          18,372
                                              ----------      ----------

  Stockholder's equity:
     Convertible preferred stock (Note 4)           --           275,000
     Common stock                                175,734         175,734
     Additional paid-in capital                1,073,077       1,395,743
    Retained Earnings                          2,333,595       2,331,722
                                              ----------      ----------

      Total stockholders' equity               3,582,406       4,178,199
                                              ----------      ----------

      Total liabilities and stock-
           holders' equity                    $6,312,351      $6,719,798
                                              ==========      ==========

Note:   The balance sheet at October 31, 1999, has been taken from the
-----   audited financial statements at that date and condensed.





                                                                         7/11

                                  PRAB, INC.

                      CONSOLIDATED STATEMENT OF EARNINGS
                                 (Unaudited)


                                            Three Months Ended
                                                 January 31
                                         --------------------------
                                            2000           1999
                                            ----           ----
Net Sales                                $ 3,423,213    $ 3,298,912
                                         -----------    -----------
Costs and expenses:
  Cost of products sold                    2,135,384      2,040,921
  Selling, general and
    administrative expenses                1,273,051      1,199,446
                                         -----------    -----------
                                           3,408,435      3,240,367
                                         -----------    -----------
Interest
    Operating income                          14,778         58,545
                                         -----------    -----------
Interest expense                               4,440         21,259
                                         -----------    -----------
Income before income taxes                    10,338         37,286
Provision for income taxes                     4,920         16,637
                                         -----------    -----------
Net Income                               $     5,418    $    20,649
                                         ===========    ===========

Earnings (Loss) Per Common Share:
  (Note 5)

  Basic                                  $     (0.18)   $       .01
                                         ===========    ===========
  Diluted                                $     (0.18)   $       .01
                                         ===========    ===========





                                                                         8/11


                                  PRAB, INC.

                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (Unaudited)


                                             Three months ended
                                                 January 31
                                           ----------------------
                                              2000         1999
                                              ----         ----
Net cash provided by (used in)
  operating activities                     $ 390,623    $ 425,492
                                           ---------    ---------

Cash flows from investing activities:
  Acquisition of property,
    plant and equipment                      (50,260)     (11,690)
                                           ---------    ---------
  Net cash provided by (used in)
    investing activities:                    (50,260)     (11,690)

Cash flows from financing activities:
  Net Increase (Decrease) in short
    term borrowings                          300,000     (200,000)
  Dividend payments                           (3,544)      (5,500)
  Repurchase of stock                       (597,666)           0
                                           ---------    ---------

Net cash provided by (used in)
  financing activities                      (301,210)    (205,500)
                                           ---------    ---------

Net increase (decrease) in cash            $  39,153    $ 208,302
                                           =========    =========



                                                                         9/11

                                  PRAB, INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (unaudited)

1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

     The condensed consolidated balance sheet at January 31, 2000, the consolidated statement of earnings and the condensed consolidated statement of cash flows for the three-month periods ended January 31, 2000 and 1999, have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows at January 31, 2000, and for all periods presented have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's
October 31, 1999, annual report to stockholders. The results of operations for the period ended January 31, 2000, is not necessarily indicative of the operating results for the full year.

2.  INVENTORIES:

     Inventories consist of the following:

                                         January 31,    October 31,
                                            2000           1999
                                         -----------   -----------
      Raw materials                      $ 1,096,953    $ 1,061,442
      Work in process                        474,588        236,471
      Finished goods and display units       179,696        252,026
                                          ----------     ----------
      Total inventories                  $ 1,751,237    $ 1,549,939
                                         ===========    ===========


3. UNUSED LINE OF CREDIT:

     The Company has a $1,750,000 line of credit which is subject to a borrowing formula based upon certain asset levels of the Company. As of January 31, 2000, $1,671,425 was available to the Company under the line of credit and the Company had borrowed $600,000 of such amount.

4. CONVERTIBLE PREFERRED STOCK:

     On December 28, 1999 the Company redeemed 366,667 shares of convertible preferred stock from the State of Michigan Retirement Systems(SMRS). The redemption price of $1.63 per share plus accrued dividends of $3,545 totaled $601,212. The purchase was financed by a draw on the Company's line of credit.





                                                                        10/11

                                  PRAB, INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (unaudited)


5.  RECONCILIATION OF EARNINGS PER SHARE:

                    FOR THE QUARTER ENDED JANUARY 31, 2000

                                          INCOME       SHARES      PER-SHARE
                                        (Numerator) (Denominator)   Amount
                                        ----------- -------------  --------

Net Income                               $   5,418
Less: Preferred stock
  dividends                                  3,544
Preferred stock redemption
  premium                                  322,667
                                           -------

Basic EPS
Income Available
  to common stockholders                  (320,793)   1,757,339       $(.18)
                                                                      =====

Effect of dilutive securities
Stock options                                              --
Convertible preferred stock                   --           --
                                         ---------    ---------

Diluted EPS
Income available to Common
  stockholders + assumed
  conversions                            $(320,793)   1,757,339       $(.18)
                                         =========    =========       =====

                   FOR THE QUARTER ENDED JANUARY 31, 1999

Net Income                               $  20,649
Less: Preferred stock
  dividends                                  5,500
                                         ---------
Basic EPS
Income Available
  to common stockholders                    15,149    1,757,339       $ .01
                                                                      =====

Effect of dilutive securities
Stock options                                           132,769
Convertible preferred stock                   --           --
                                         ---------     --------

Diluted EPS
Income available to Common
  stockholders + assumed
  conversions                            $  15,149    1,890,108       $.01
                                         =========    =========       =====

Convertible preferred stock had an antidilutive effect on diluted earnings per share for the quarters ended January 31, 2000 and 1999 and was not used in the calculation of diluted earnings per share for these quarters. Stock options had an antidilutive effect on diluted earnings per share for the quarter ended January 31, 2000 and was not used in the calculation of diluted earnings per share for that quarter.