Form 10QSB
period 2000-04-30
PRAB INC
filed 2000-06-12
CIK 354383

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X]       QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

          For the Quarterly period ended:   April 30, 2000
                                            ---------------------------

[ ]       TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
          EXCHANGE ACT

          For the transition period from                  to
                                        ------------------  -----------

          Commission file number:   0-10187
                                 --------------------------------------


                                   Prab, Inc.
          -------------------------------------------------------------
                     (Exact name of small business issuer as
                            specified in its charter)


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

                                 (616) 382-8200
--------------------------------------------------------------------------------
                           (Issuer's telephone number)

--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
               if changed since last report)

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

Common Stock, par value $.10 per share - 1,767,339 shares outstanding at May 31, 2000.

Transitional Small Business Disclosure Format
(Check One):        Yes       No  X
                       ----     ----

                         PART I - FINANCIAL INFORMATION


Item 1.       Financial Statements


The following Financial Statements are attached hereto in response to Item 1:

                      Condensed Consolidated Balance Sheet
                           April 30, 2000 (Unaudited)
                                October 31, 1999

                       Consolidated Statement of Earnings
                        Three months ended April 30, 2000
                              and 1999 (Unaudited)

                         Six months ended April 30, 2000
                              and 1999 (Unaudited)

                        Condensed Consolidated Statement
                            of Cash Flows (Unaudited)
                         Six months ended April 30, 2000
                              and 1999 (Unaudited)

                         Notes to Condensed Consolidated
                              Financial Statements


Item 2.   Management's Discussion and Analysis or Plan of Operation


       Material Changes in Financial Condition. Accounts receivable decrease resulted from lower sales in the second quarter of 2000 versus the fourth quarter of 1999. Note receivable resulted from the sale of the Prab Robot product line, refer to note 6. Inventory increase resulted from a combination of additional work in process and stock inventory.

       Accounts and note payable increase resulted primarily from an increase in accounts payable partially due to the increased inventory purchased.

       The Company repurchased all of its outstanding convertible preferred stock from the State of Michigan Retirement Systems on December 28, 1999 for a price of $1.63 per share plus accrued dividends of $3,544. This transaction eliminated the convertible stock and reduced additional paid in capital by $322,667, the premium paid above book value.


       Material Changes in Results of Operations. Sales in the first six months of 2000 were 8% higher than the first six months of 1999. Higher sales are the result of increased order activity in the first six months of 2000 versus a year ago in both the Prab Conveyor and Hapman Conveyor product lines. New business order bookings have increased 14% in the first six months of 2000 compared to the same period a year ago.

       Costs of products sold were 63% in the first six months of 2000 and 1999. Selling, general and administrative expenses were 35% in the first six months of 2000 and the same period a year ago. The increase in expenses primarily results from the addition of new employees in sales and marketing.

       Lower interest expense resulted from low levels of debt until December 28, 1999 when $601,000 was drawn on the line of credit to repurchase the convertible preferred stock.

       Litigation settlement resulted from the Company's disposal of waste at a local landfill, refer to note 7.

       The order backlog of $3,055,000 at the end of the second quarter ended April 30, 2000 compares with $2,820,000 at the end of the previous quarter ended January 31, 2000 and $3,672,000 at the end of the second quarter a year ago.


                           PART II - OTHER INFORMATION


Item 4. Submission of Matters to a Vote of Security Holders. The Company's "Annual Meeting of Shareholders" was held on March 23, 2000. At the meeting the following directors were elected: Gary A. Herder, James H. Haas, Eric V. Brown, Jr., John W. Garside, William G. Blunt and Frederick J. Schroeder, Jr.

Also, a proposal to adopt the Prab, Inc. 2000 Stock Option Plan was voted upon and approved. The 2000 Plan provides for the grant of options covering up to 100,000 shares of common stock to any employee or director of the Company and its subsidiaries.

In addition, the appointment of Plane & Moran, LLP to be the principal independent accountants for the Company for the current fiscal year was ratified by the shareholders.

Following is the voting breakdown for each matter and nominee for office:


                                                                       Broker
                       For         Against   Withheld  Abstentions   Non-Votes
                       ---         -------   --------  -----------   ---------

Nominees for Board of Directors:

Gary A. Herder       1,497,582       0          0        5,597         0
James H. Haas        1,491,117       0          0        12,332        0
John W. Garside      1,492,087       0          0        11,362        0
William G. Blunt     1,492,337       0          0        11,112        0
Frederick J.
  Schroeder          1,477,914       0          0        25,535        0



Proposal to Adopt the Prab, Inc. 2000 Stock Option Plan:

                       962,492       117,174    0        21,506        402,277

Ratification of the Selection of Plante & Moran, LLP as Independent Public
Accountants:

                     1,489,538        10,378    0         3,533        0


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

                                            PRAB, INC.



Date:   June 9, 2000                        By:   /S/ Gary A. Herder
                                                  --------------------
                                                  Gary A. Herder
                                            Its:  Chairman, President and
                                                  Chief Executive Officer


Date:   June 9, 2000                        By:   /S/ Robert W. Klinge
                                                  ---------------------
                                                  Robert W. Klinge
                                            Its:  Chief Financial Officer

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549





                         Quarterly Report on Form 10-QSB
                      For the Quarter Ended April 30, 2000


                      ------------------------------------


                              Financial Statements


                      ------------------------------------




                                   PRAB, INC.

                            (A Michigan Corporation)

                              5944 E. Kilgore Road
                                  P.O. Box 2121
                            Kalamazoo, Michigan 49003

                                   PRAB, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET


                                                            April 30,                    October 31,
                                                               2000                          1999
                                                            ---------                    ----------
                                                            Unaudited                      (Note)

ASSETS:
     Current assets:
         Cash                                             $          43,597              $          46,637
         Note Receivable                                             15,000                             --
         Accounts Receivable                                      2,371,238                      3,031,402
         Inventories (Note 2)                                     2,008,326                      1,549,939
         Other current assets                                       191,022                        189,388
         Deferred income taxes                                      411,442                        411,442
                                                          -----------------              -----------------

              Total current assets                        $       5,040,625              $       5,228,808
                                                          -----------------              -----------------

     Property, plant and equipment
         (net of accumulated depreciation of
         $3,770,723 and $3,666,262 respectively)                    998,250                      1,027,069
                                                          -----------------              -----------------

     Other Assets
         Deferred charges and other assets                          113,910                        113,118
         Deferred income taxes                                      302,604                        350,803
                                                          -----------------              -----------------

               Total other assets                                   416,514                        463,921
                                                          -----------------              -----------------

               Total assets                               $       6,455,389                     $6,719,798
                                                          =================              =================

LIABILITIES AND STOCKHOLDERS' EQUITY:
     Current liabilities:
         Accounts and note payable                        $       1,434,608              $       1,187,267
         Other current liabilities                                1,330,167                      1,335,960
                                                          -----------------              -----------------

                Total current liabilities                         2,764,775                      2,523,227
                                                          -----------------              -----------------

         Other non-current liabilities                               18,990                         18,372
                                                          -----------------              -----------------

     Stockholders' equity:
         Convertible preferred stock (Note 4)                            --                        275,000
         Common Stock                                               176,734                        175,734
         Additional paid-in capital                               1,080,202                      1,395,743
         Retained earnings                                        2,414,688                      2,331,722
                                                          -----------------              -----------------

              Total stockholders' equity                          3,671,624                      4,178,199
                                                          -----------------              -----------------

              Total liabilities and stockholders' equity  $       6,455,389              $       6,719,798
                                                          =================              =================


Note: The balance sheet at October 31, 1999, has been taken from the audited financial statements at that date and condensed.

                                   PRAB, INC.

                       CONSOLIDATED STATEMENT OF EARNINGS
                                   (Unaudited)


                                                             Three Months Ended                               Six Months Ended
                                                                   April 30                                      April 30
                                                    ----------------------------------------     -----------------------------------

                                                         2000                 1999                    2000                 1999
                                                         ----                 ----                    ----                 ----

Net Sales                                          $   4,024,328      $     3,596,153          $    7,447,542       $    6,895,065

     Costs and expenses:
         Cost of products sold                         2,551,553            2,292,738               4,686,938            4,333,660
         Selling, general and administrative
              Expenses                                 1,332,133            1,237,915               2,605,184            2,437,361
                                                   -------------     ----------------          --------------       -------------
                                                       3,883,686            3,530,653               7,292,122            6,771,021
                                                   -------------     ----------------          --------------       --------------

              Operating Income                           140,642               65,500                 155,420              124,044
                                                   -------------     ----------------          --------------       --------------

Other income (expenses):
     Interest expense                                     (7,774)             (11,712)                (12,214)             (32,971)
     Gain on sale of property, plant and
         equipment (Note 6)                               20,000                   --                  20,000                   --
     Litigation settlement (Note 7)                      (25,000)                  --                 (25,000)                  --
                                                   -------------     ----------------          --------------       --------------

Income before income taxes                         $     127,868     $         53,788          $      138,206       $       91,073

Provision for income taxes                                46,775               15,168                  51,695               31,805
                                                   -------------     ---------------           --------------       --------------

Net Income                                         $      81,093     $         38,620          $       86,511       $       59,268
                                                   =============     ================          ==============       ==============

Earnings (loss) per common share:
         (Note 5)

     Basic                                         $         .05     $            .02          $         (.14)      $          .03
                                                   =============     ================          ==============       ==============

     Diluted                                       $         .04     $            .02          $         (.14)      $          .03
                                                   =============     ================          ==============       ==============

                                   PRAB, INC.

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)



                                                                                      Six months ended
                                                                                          April 30,
                                                                                      ----------------
                                                                                   2000              1999
                                                                                   ----              ----


Net cash provided by (used in) operating activities                           $   635,687       $  898,919
                                                                              -----------       ----------

Cash flows from investing activities:
   Acquisition of property, plant and equipment                                   (75,642)         (64,732)
   Proceeds from sale of property and equipment                                     5,000            2,250
                                                                              -----------       ----------

    Net cash provided by (used in) investing
       activities:                                                                (70,642)         (62,482)
                                                                              -----------       ----------

Cash flows from financing activities:
   (Payment) \Proceeds on long term debt and
       current maturities                                                               0         (780,000)
   Net increase (decrease) in short term borrowings                                25,000          (50,000)
   Proceeds from sale of common stock                                               8,125                0
   Dividend payments                                                               (3,544)         (11,000)
   Repurchase of stock                                                           (597,666)               0
                                                                              -----------       ----------

Net cash provided by (used in) financing activities                              (568,085)        (841,000)
                                                                              -----------       ----------
Net increase (decrease) in cash                                               $    (3,040)      $   (4,563)
                                                                              ===========       ==========


                                   PRAB, INC.


              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1.       CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

         The condensed consolidated balance sheet at April 30, 2000, the consolidated statement of earnings and the condensed consolidated statement of cash flows for the three-month and six month periods ended April 30, 2000 and 1999, have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows at April 30, 2000, and for all periods presented have been made.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's October 31, 1999, annual report to stockholders. The results of operations for the period ended April 30, 2000, is not necessarily indicative of the operating results for the full year.

2.       INVENTORIES:

         Inventories consist of the following:


                                                       April                  October
                                                     30, 2000                31, 1999
                                                     --------                --------


         Raw materials                           $   1,283,645         $    1,061,442
         Work in process                               527,349                236,471
         Finished goods and display
           Units                                       197,332                252,026
                                                 -------------         --------------

         Total inventories                       $   2,008,326         $    1,549,939
                                                 =============         ==============



3.       UNUSED LINE OF CREDIT:

         The company has a $1,750,000 line of credit which is subject to a borrowing formula based upon certain asset levels of the Company. As of April 30, 2000, $1,750,000 was available to the Company under the line of credit and the Company had borrowed $325,000 of such amount.

4.       CONVERTIBLE PREFERRED STOCK:

         On December 28, 1999 the Company redeemed 366,667 shares of convertible preferred stock from the State of Michigan Retirement Systems (SMRS). The redemption price of $1.63 per share plus accrued dividends of $3,544 totaled $601,210. The purchase was financed by a draw on the Company's line of credit.


                                 Page 10 or 14

                                   PRAB, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

5.       RECONCILIATION OF EARNINGS PER SHARE:

                      FOR THE QUARTER ENDED APRIL 30, 2000


                                                            INCOME           SHARES                 PER-SHARE
                                                         (Numerator)      (Denominator)               Amount
                                                         -----------      -------------               ------

Net Income                                             $    81,093

Basic EPS
Income available to
     Common stockholders                                    81,093          1,761,228               $      .05
                                                                                                    ==========

Effect of dilutive securities
Stock options                                                                 129,300
                                                       -----------       ------------
Diluted EPS
Income available to
     Common stockholders &
     Assumed conversions                               $    81,093          1,890,528               $      .04
                                                       ===========       ============               ==========


                      FOR THE QUARTER ENDED APRIL 30, 1999

                                                            INCOME           SHARES                PER-SHARE
                                                         (Numerator)      (Denominator)              Amount
                                                         -----------      -------------              ------

Net Income                                             $    38,620

Less:  Preferred stock dividends                             5,500
                                                       -----------
Basic EPS
Income available to
     Common stockholders                                    33,120         1,757,339               $      .02
                                                                                                   ==========

Effect of dilutive securities
Stock options                                                                101,479
Convertible preferred stock                                  5,500           366,667
                                                       -----------         ---------

Diluted EPS
Income available to
     Common stockholders &
     Assumed conversions                               $    38,620         2,225,485               $      .02
                                                       ===========         =========               ==========


                                   PRAB, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

              5. RECONCILIATION OF EARNINGS PER SHARE (CONTINUED):

                     FOR THE SIX MONTHS ENDED APRIL 30, 2000



                                                            INCOME               SHARES           PER-SHARE
                                                         (Numerator)         (Denominator)         Amount
                                                         -----------         -------------         ------

Net Income                                                  $   86,511

Less:  Preferred stock dividends                                 3,544
         Preferred stock redemption
             Premium                                           322,667
                                                            ----------
Basic EPS
Income (loss) available to common stockholders
                                                              (239,700)          1,759,262      $     (.14)
                                                                                                ==========
Effect of dilutive securities
Stock options
Convertible preferred stock                                                             --
                                                                    --                  --
                                                            ----------          ----------
Diluted EPS
Income (loss) available to
     common stockholders &  assumed
             conversions
                                                            $ (239,700)          1,759,262      $      (.14)
                                                            ==========          ==========      ===========


                    FOR THE SIX MONTHS ENDED APRIL 30, 1999

                                                                INCOME              SHARES           PER-SHARE
                                                             (Numerator)        (Denominator)         Amount
                                                             -----------        -------------         ------

Net Income                                                  $   59,268

Less:  Preferred stock dividends                                11,000
                                                            ----------
Basic EPS
Income available to common
     Stockholders                                               48,268           1,757,339      $        .03
                                                                                                ============

Effect of dilutive securities
Stock options                                                                      119,081
Convertible preferred stock                                         --                  --
                                                            ----------           ---------

Diluted EPS
Income available to
     Common stockholders & assumed
             Conversions                                    $   48,268          1,876,420      $         .03
                                                            ==========          ==========     =============

Convertible preferred stock had an antidilutive effect on diluted earnings per share for the six months ended April 30, 2000 and 1999 and was not used in the calculation of diluted earnings per share for these periods. Stock options had an antidilutive effect on diluted earnings per share for the six months ended April 30, 2000 and was not used in the calculation of diluted earning per share for that period.

                                   PRAB, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


6.       SALE OF PRAB ROBOT PRODUCT LINE:

         During March 2000, the Company entered into an agreement to sell the remaining Prab Robot product line assets, including inventory, test equipment, engineering drawings, job files, vendor information, customer lists, sales history, sales aids, and five-year convenant not to compete for $5,000 cash, and a non-interest bearing note of $15,000. The note receivable is payable in two payments, $5,000 before June 30, 2000, and the balance due no later than March 31, 2001. The book value of the assets sold totaled approximately $0 due to offsetting inventory reserves for lifo, obsolescence, and slow moving items.

7.       LITIGATION SETTLEMENT:

         The Company has been involved in a legal action arising out of its disposal of waste at a local landfill. During April 2000, the Company settled this matter for a total of $25,000, which will be paid in May 2000.

                                 Exhibit Index
                                 -------------


Exhibit No.                   Description
-----------                   -----------
     27                       Financial Data Schedule


