Form 10QSB
period 2000-07-31
PRAB INC
filed 2000-09-07
CIK 354383

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the Quarterly period ended:    July 31, 2000
                                         ---------------------------------------

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

         For the transition period from                    to
                                        ------------------    ------------------

         Commission file number:   0-10187
                                ------------------------------------------------

                                   Prab, Inc.
     ---------------------------------------------------------------------
                     (Exact name of small business issuer as
                            specified in its charter)

            Michigan                                                 38-1654849
--------------------------------------------------------------------------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

  5944 E. Kilgore Rd, P.O. Box 2121, Kalamazoo, Michigan 49003
--------------------------------------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

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

Common Stock, par value $.10 per share - 1,767,339 shares outstanding at August 31, 2000.

Transitional Small Business Disclosure Format
(Check One):       Yes        No   X
                      -----     -----

                         PART I - FINANCIAL INFORMATION


Item 1. Financial Statements


The following Financial Statements are attached hereto in response to Item 1:

                      Condensed Consolidated Balance Sheet
                            July 31, 2000 (Unaudited)
                                October 31, 1999

                       Consolidated Statement of Earnings
                        Three months ended July 31, 2000
                              and 1999 (Unaudited)

                         Nine months ended July 31, 2000
                              and 1999 (Unaudited)

                        Condensed Consolidated Statement
                                  of Cash Flows
                         Nine months ended July 31, 2000
                              and 1999 (Unaudited)

                         Notes to Condensed Consolidated
                              Financial Statements


Item 2. Management's Discussion and Analysis or Plan of Operation


         Material Changes in Financial Condition. Accounts receivable decrease resulted from lower sales in the third quarter of 2000 versus the fourth quarter of 1999 combined with decreased days sales outstanding. Note receivable resulted from the sale of the Prab Robot product line, refer to note 6. Inventory increase resulted from a combination of additional work in process and stock inventory.

         Accounts and note payable increase resulted primarily from drawing an additional $140,000 on the line of credit. Other current liabilities decreased mainly from paying fiscal year 1999 accrued bonuses and profit sharing combined with a lower accrual for commissions.

         The Company repurchased all of its outstanding convertible preferred stock from the State of Michigan Retirement Systems on December 28, 1999 for a price of $1.63 per share plus accrued dividends of $3,544. This transaction eliminated the convertible stock and reduced additional paid in capital by $322,667, the premium paid above book value.

         Material Changes in Results of Operations. Sales in the first nine months of 2000 were 11% higher than the first nine months of 1999. Higher sales are the result of increased order activity in the first nine months of 2000 versus a year ago in both the Prab Conveyor and Hapman Conveyor product lines. New business order bookings have increased 11% in the first nine months of 2000 compared to the same period a year ago.

         Costs of products sold were 64% in the first nine months of 2000 compared to 63% a year ago. Selling, general and administrative expenses were 33% in the first nine months of 2000 compared to 34% a year ago.

         Lower interest expense resulted from low levels of debt until December 28, 1999 when $601,000 was drawn on the line of credit to repurchase the convertible preferred stock.

         Litigation settlement resulted from the Company's disposal of waste at a local landfill, refer to note 7.

         The order backlog of $2,940,000 at the end of the third quarter ended July 31, 2000 compares with $3,055,000 at the end of the previous quarter ended April 30, 2000 and $3,867,000 at the end of the third quarter a year ago.


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

                                                           PRAB, INC.


Date: September 6, 2000                        By:  /S/ Gary A. Herder
                                                    --------------------
                                                    Gary A. Herder
                                               Its: Chairman, President and
                                                    Chief Executive Officer


Date: September 6, 2000                        By:  /S/ Robert W. Klinge
                                                    ---------------------
                                                    Robert W. Klinge
                                               Its: Chief Financial Officer

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549





                         Quarterly Report on Form 10-QSB
                       For the Quarter Ended July 31, 2000



                         -----------------------------

                              Financial Statements

                         -----------------------------






                                   PRAB, INC.

                            (A Michigan Corporation)

                              5944 E. Kilgore Road
                                  P.O. Box 2121
                            Kalamazoo, Michigan 49003

                                   PRAB, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET

                                                                                       July 31,                    October 31,
                                                                                         2000                          1999
                                                                                       ---------                   -----------
                                                                                       Unaudited                      (Note)
ASSETS:
     Current assets:
         Cash                                                                      $          42,371              $          46,637
         Note Receivable                                                                      10,000                             --
         Accounts Receivable                                                               2,409,272                      3,031,402
         Inventories (Note 2)                                                              1,789,191                      1,549,939
         Other current assets                                                                119,066                        189,388
         Deferred income taxes                                                               411,442                        411,442
                                                                                   -----------------              -----------------

              Total current assets                                                 $       4,781,342              $       5,228,808
                                                                                   -----------------              -----------------

     Property, plant and equipment
         (net of accumulated depreciation of
          $3,818,260 and $3,666,262 respectively)                                            999,436                      1,027,069
                                                                                   -----------------              -----------------

     Other Assets
         Deferred charges and other assets                                                   110,297                        113,118
         Deferred income taxes                                                               259,737                        350,803
                                                                                   -----------------              -----------------

                  Total other assets                                                         370,034                        463,921
                                                                                   -----------------              -----------------

                  Total assets                                                     $       6,150,812                     $6,719,798
                                                                                   =================              =================

LIABILITIES AND STOCKHOLDERS' EQUITY:
     Current liabilities:
         Accounts and note payable                                                 $       1,406,329              $       1,187,267
         Other current liabilities                                                           970,348                      1,335,960
                                                                                   -----------------              -----------------

                  Total current liabilities                                                2,376,677                      2,523,227
                                                                                   -----------------              -----------------

         Other non-current liabilities                                                        19,299                         18,372
                                                                                   -----------------              -----------------

     Stockholders' equity:
         Convertible preferred stock (Note 4)                                                     --                        275,000
         Common Stock                                                                        176,734                        175,734
         Additional paid-in capital                                                        1,080,202                      1,395,743
         Retained earnings                                                                 2,497,900                      2,331,722
                                                                                   -----------------              -----------------

                  Total stockholders' equity                                               3,754,836                      4,178,199
                                                                                   -----------------              -----------------

                  Total liabilities and stockholders' equity                       $       6,150,812              $       6,719,798
                                                                                   =================              =================

Note: The balance sheet at October 31,1999, has been taken from the audited financial statements at that date and condensed.

                                   PRAB, INC.

                       CONSOLIDATED STATEMENT OF EARNINGS
                                   (Unaudited)

                                                    Three Months Ended             Nine Months Ended
                                                          July 31                       July 31
                                               ----------------------------   ----------------------------

                                                    2000            1999          2000            1999
                                                    ----            ----          ----            ----
Net Sales                                      $  4,318,227    $  3,733,295   $ 11,765,768    $ 10,628,360

     Costs and expenses:
         Cost of products sold                    2,866,366       2,312,548      7,553,303       6,646,207
         Selling, general and administrative
              expenses                            1,309,560       1,211,184      3,914,744       3,649,370
                                               ------------    ------------   ------------    ------------
                                                  4,175,926       3,523,732     11,468,047      10,295,577
                                               ------------    ------------   ------------    ------------

              Operating Income                      142,301         209,563        297,721         332,783
                                               ------------    ------------   ------------    ------------

Other income (expenses):
     Interest expense                                (8,989)            661        (21,203)        (32,310)
     Gain (loss) on sale of property, plant
          and equipment (Note 6)                     (2,232)             --         17,768             825
     Litigation settlement (Note 7)                      --              --        (25,000)             --
                                               ------------    ------------   ------------    ------------

Income before income taxes                          131,080         210,224        269,286         301,298

Provision for income taxes                           47,867          74,446         99,562         106,252
                                               ------------    ------------   ------------    ------------

Net Income                                     $     83,213    $    135,778   $    169,724    $    195,046
                                               ============    ============   ============    ============

Earnings (loss) per common share:
         (Note 5)

     Basic                                     $        .05    $        .07   $       (.09)   $        .10
                                               ============    ============   ============    ============

     Diluted                                   $        .04    $        .06   $       (.09)   $        .09
                                               ============    ============   ============    ============

                                   PRAB, INC.

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)



                                                         Nine months ended
                                                             July 31,
                                                         ------------------

                                                          2000          1999
                                                          ----          ----
Net cash provided by (used in) operating activities   $   564,884    $ 1,185,842
                                                      -----------    -----------

Cash flows from investing activities:
   Acquisition of property, plant and equipment          (126,065)       (86,674)
   Proceeds from sale of property and equipment            10,000          2,250
                                                      -----------    -----------

    Net cash provided by (used in) investing
       activities:                                       (116,065)       (84,424)
                                                      -----------    -----------

Cash flows from financing activities:
   (Payment) \Proceeds on long term debt and
       current maturities                                       0       (780,000)
   Net increase (decrease) in short term borrowings       140,000       (200,000)
   Proceeds from sale of common stock                       8,125              0
   Dividend payments                                       (3,544)       (16,500)
   Repurchase of stock                                   (597,666)             0
                                                      -----------    -----------
Net cash provided by (used in) financing activities      (453,085)      (996,500)
                                                      -----------    -----------

Net increase (decrease) in cash                            (4,266)       104,918

CASH - Beginning                                           46,637         51,621
                                                      -----------    -----------

CASH - Ending                                         $    42,371    $   156,539
                                                      ===========    ===========

                                   PRAB, INC.


              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1.       CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

         The condensed consolidated balance sheet at July 31, 2000, the consolidated statement of earnings and the condensed consolidated statement of cash flows for the three-month and nine month periods ended July 31, 2000 and 1999, have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows at July 31, 2000, and for all periods presented have been made.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's October 31, 1999, annual report to stockholders. The results of operations for the period ended July 31, 2000, is not necessarily indicative of the operating results for the full year.

2.       INVENTORIES:

         Inventories consist of the following:

                                                  July              October
                                                31, 2000           31, 1999
                                             -------------        -------------
         Raw materials                       $  1,158,706         $ 1,061,442
         Work in process                          420,270             236,471
         Finished goods and display
           Units                                  210,215             252,026
                                             ------------         -----------

         Total inventories                   $  1,789,191         $ 1,549,939
                                             ============         ===========

3.       UNUSED LINE OF CREDIT:

         The company has a $1,750,000 line of credit which is subject to a borrowing formula based upon certain asset levels of the Company. As of July 31, 2000, $1,750,000 was available to the Company under the line of credit and the Company had borrowed $440,000 of such amount.

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

                                   PRAB, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

5.       RECONCILIATION OF EARNINGS PER SHARE:

                       FOR THE QUARTER ENDED JULY 31, 2000

                                                    INCOME          SHARES     PER-SHARE
                                                  (Numerator)   (Denominator)    Amount
                                                  -----------   -------------    ------
Net Income                                        $  83,213

Basic EPS
Income available to common stockholders              83,213       1,767,339      $   .05
                                                                                 =======
Effect of dilutive securities
Stock options                                            --         121,236
                                                  ---------       ---------
Diluted EPS
Income available to common
stockholders & assumed conversions                $  83,213       1,888,575      $   .04
                                                  =========       =========      =======


                       FOR THE QUARTER ENDED JULY 31, 1999

                                                   INCOME           SHARES      PER-SHARE
                                                 (Numerator)     (Denominator)   Amount
                                                 -----------     -------------   ------
Net Income                                        $ 135,778

Less:  Preferred stock dividends                      5,500
                                                  ---------


Basic EPS
Income available to common stockholders             130,278        1,757,339      $   .07
                                                                                  =======

Effect of dilutive securities
Stock options                                                         98,772
Convertible preferred stock                           5,500          366,667
                                                  ---------        ---------
Diluted EPS
Income available to common
stockholders & assumed conversions                $ 135,778        2,222,778     $    .06
                                                  =========        =========     ========

                                   PRAB, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5.       RECONCILIATION OF EARNINGS PER SHARE (CONTINUED):

                     FOR THE NINE MONTHS ENDED JULY 31, 2000

                                                        INCOME         SHARES         PER-SHARE
                                                      (Numerator)   (Denominator)       Amount
                                                      -----------   -------------       ------
Net Income                                             $ 169,724

Less:  Preferred stock dividends                           3,544
         Preferred stock redemption
              premium                                    322,667
                                                       ---------

Basic EPS
Income (loss) available to common stockholders          (156,487)      1,761,974       $  (.09)
                                                                                       =======
Effect of dilutive securities
Stock options                                                 --
Convertible preferred stock                                   --              --
                                                       ---------       ---------
Diluted EPS
Income (loss) available to
     common stockholders &  assumed
             conversions                               $(156,487)      1,761,974       $  (.09)
                                                       =========       =========       =======


                     FOR THE NINE MONTHS ENDED JULY 31, 1999

                                                        INCOME          SHARES     PER-SHARE
                                                      (Numerator)    (Denominator)   Amount
                                                      -----------    ------------- ----------
Net Income                                             $ 195,046

Less:  Preferred stock dividends                          16,500
                                                       ---------

Basic EPS
Income available to common stockholders                  178,546       1,757,339      $   .10
                                                                                      =======
Effect of dilutive securities
Stock options                                                            112,617
Convertible preferred stock                               16,500         366,667
                                                       ---------       ---------
Diluted EPS
Income available to common
stockholders & assumed conversions                     $ 195,046       2,236,623      $   .09
                                                       =========       =========      =======


Convertible preferred stock and stock options had an antidilutive effect on diluted earnings per share for the nine months ended July 31, 2000 and was not used in the calculation of diluted earnings per share for this period.

                                   PRAB, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


6.       SALE OF PRAB ROBOT PRODUCT LINE:

         During March 2000, the Company entered into an agreement to sell the remaining Prab Robot product line assets, including inventory, test equipment, engineering drawings, job files, vendor information, customer lists, sales history, sales aids, and five-year convenant not to compete for $5,000 cash, and a non-interest bearing note of $15,000. The note receivable is payable in two payments, $5,000 before June 30, 2000, which the company received, and the balance due no later than March 31, 2001. The book value of the assets sold totaled approximately $0 due to offsetting inventory reserves for lifo, obsolescence, and slow moving items.

7.       LITIGATION SETTLEMENT:

         The Company has been involved in a legal action arising out of its disposal of waste at a local landfill. During April 2000, the Company settled this matter for a total of $25,000, which was paid in June 2000.

                                 Exhibit Index

Exhibit No.              Description
-----------              -----------
     27                  Financial Data Schedule
