Form 10KSB40
period 2000-10-31
PRAB INC
filed 2001-01-26
CIK 354383

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended October 31, 2000

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
                                (Title of Class)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No
                                                                      -----  ---
         Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.[X]

         The issuer's revenues for its most recent fiscal year were:
$15,686,729.

         The aggregate market value of Common Stock held by persons not "affiliated" with the issuer, based on the average bid and ask price of the Common Stock as of December 29, 2000, was $1,811,574. For purposes of this computation, all executive officers, directors and 5% shareholders of the Company have been assumed to be affiliates. Certain of such persons may disclaim that they are affiliates of the Company.

         As of December 31, 2000, the registrant had outstanding 1,767,339 shares of Common Stock, $.10 par value.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                                Parts of Form 10-KSB Into Which
Identity of Document                                Document is Incorporated

Definitive Proxy Statement with
respect to the 2001 Annual Meeting                           Part III
of Shareholders of the Company.


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

         The Company also designs and manufactures, to meet customer specifications, for prices ranging from $3,000 to $100,000, stand-alone conveyors for transporting aluminum, brass, cast iron and steel scrap. These conveyors, include Harpoon(TM), drag, tubular, oscillating, screw, hinged steel belt, magnetic, and pneumatic models.

         The Company also sells conveyors and systems under the trade name of Hapman(TM), which are used primarily to transport bulk materials, such as powders and chemicals. These tubular, flexible screw (Helix(TM)), and pneumatic conveyors, bulk bag unloaders, and bag dumping stations (also known as "bulk material handling equipment") are used in the chemical, pharmaceutical, food, plastics and other processing industries and sell in the price range of $2,000 to $100,000.

SALES

         The Company's business is not seasonal; however, fluctuations in sales are common due to large system orders, which is typical of the capital equipment industry. Foreign sales and license fees accounted for 11% of the Company's net sales for each of the fiscal years 2000, 1999 and 1998. The Company's sales are not dependent on one or a few major customers.

BACKLOG

         The Company's backlog of orders as of October 31, 2000 and October 31, 1999 is set forth below. The Company believes all backlog orders outstanding as of October 31, 2000 will be filled within one year.



                                                                              INCREASE
                            AS OF                     AS OF                  (DECREASE)
                         OCTOBER 31,               OCTOBER 31,                FROM 1999
                             2000                      1999                    TO 2000
                         -----------               -----------                ----------

                         $3,984,000                $2,084,000                     91%



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

         Warranty expense for the past three years has been approximately $615,000, $485,000, and $393,000 for 2000, 1999 and 1998, respectively.

         None of the Company's principal products require government approval and compliance with governmental regulations is not a significant factor in the Company's business. The costs and effects of compliance with environmental laws is not a significant factor in the Company's business.

PATENTS AND TRADEMARKS

         The Company owns numerous domestic and foreign patents and has developed technology and special skills relating to metal scrap reclamation systems, conveyors, and bulk material handling equipment. While the aggregate protection afforded by these patents is of value, the Company does not consider that the successful conduct of any material part of its business is dependent upon such protection. The Company holds registered trademarks for the names "Prab", "Hapman", "Harpoon", "Helix", and "Kalcon".

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

EMPLOYEES

         As of December 31, 2000, the Company employed 100 persons, 94 of which persons were employed on a full-time basis. 41 of the employees are covered by a collective bargaining agreement with the United Steelworkers of America, AFL-CIO-CLC. The three-year contract with the Union expires on November 1, 2001.

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

                                     PART II

ITEM 5.    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The following table sets forth the range of high and low bid information for the Company's two most recent fiscal years:



                                                              2000
                                            ----------------------


                                            First             Second            Third            Fourth
                                            Quarter           Quarter           Quarter          Quarter
                                            -------           -------           -------          -------
Stock Price                (bid)
                           High             1 3/4             2 3/4             2 3/8            1 15/16
                           Low              1 1/2             1 19/32           1 5/8            1 1/2


                                                              1999
                                            ----------------------
                                            First             Second            Third            Fourth
                                            Quarter           Quarter           Quarter          Quarter
                                            -------           -------           -------          -------

Stock Price                (bid)
                           High              3 1/8            2 1/2             2 1/4            1 15/16
                           Low               2 3/8            1 5/8             1 11/16          1 1/2



         The Common Stock is regularly quoted on the OTC Bulletin Board (OTCBB). The above bid prices are quotations reflecting inter-dealer prices, without retail markup, markdown or commissions, and may not necessarily represent actual transactions. At December 31, 2000, there were approximately 992 record holders of the Common Stock.

         The Company has paid no dividends on its Common Stock. The payment of dividends in the future will be dependent upon the financial condition, capital requirements, earnings of the Company and such other factors as the Board of Directors may deem relevant.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

OVERVIEW OF RECENT SIGNIFICANT EVENTS

         Net sales in 2000 increased 2% and new order bookings increased 21% when compared to 1999. October 2000 was the highest booking month of the fiscal year and contained two stamping scrap system orders totaling $1,167,000. Operating income decreased 81% primarily from the Company's inability to increase prices during the year combined with higher cost of sales and warranty expense.

         The Company repurchased all of its outstanding convertible preferred stock from the State of Michigan Retirement Systems on December 28, 1999 for a price of $1.63 per share plus accrued dividends of $3,545. The total purchase price of $601,212 was financed by a draw on the Company's line of credit. The 366,667 shares of convertible preferred stock represented approximately 17% of the Company's total shares of common stock outstanding on a diluted basis. Management believes that the repurchase of all of its outstanding preferred stock will benefit the Company and its shareholders as a result of: elimination of the mandatory $22,000 annual dividend on the preferred stock; avoidance of the expense of registering the common stock to be issued upon conversion of the preferred stock, which registration had been demanded by the State of Michigan Retirement Systems pursuant to certain previously granted rights; elimination of the risk that efforts by the State of Michigan Retirement Systems to sell its position in the Company would negatively affect the market price of the Company's common stock; and the positive effect on diluted earnings per share after fiscal year 2000. The convertible preferred stock was redeemed at a premium (meaning its per share redemption price exceeded its per share carrying cost) of approximately $0.88 per share. For purposes of calculating earnings per share, this premium is accounted for as a reduction from net income available for common shareholders. The effect of this redemption reduced earnings per share $0.18 in 2000.

2000 COMPARED TO 1999

         Net sales increased 2% in 2000 to $15,687,000 from $15,317,000 in 1999.
Part sales were 23% of total sales in 2000 and 1999.

         The Company's business is highly competitive and very sensitive to price. The increase in net sales in 2000 was primarily due to increased sales of Prab conveyors. The actual sales fluctuation due to price is not known.

         Cost of sales compared to net sales increased to 66% in 2000 from 60% in 1999 primarily from higher material costs, labor content, and warranty expense. Selling, general and administrative expenses were 33% of net sales in 2000 and 34% in 1999.

TRENDS

         The Company's backlog of orders at October 31, 2000 is 91% higher than the prior year due to October's bookings being the highest in fiscal year 2000. November and December bookings are less than our targeted goals and have reduced the Company's backlog. The economy in the United States appears to be slowing at this time and it may affect future bookings and sales during the year.

         The management team has developed plans to improve the operating profit in fiscal year 2001 which include: improvements in shop efficiency, decreasing material content in cost of sales, cost reductions of major products, decreasing overhead, and reducing warranty expense.

          Sales of bulk material handling parts and equipment in 2000 decreased 2% from 1999 sales. Sales of metal scrap processing conveyors, parts, and chip systems in 2000 increased 9% from 1999 sales.

LIQUIDITY AND FINANCIAL CONDITION

         The Company's primary cash requirements in 2000 were operating expenses, capital expenditures, and redemption of preferred stock.

         In 2000, the Company's operations provided $653,000 of cash and the Company had working capital at the end of the year of $2,229,000 compared to $2,706,000 a year ago. The decrease resulted primarily from lower fourth quarter sales which reduced accounts receivable. Capital expenditures were up from the prior year with $163,000 in 2000 versus $136,000 in 1999.

         The Company has a $1,750,000 line of credit which is subject to a borrowing formula based upon certain asset levels of the Company. As of December 31, 2000, $1,705,000 was available to the Company under the line of credit and the Company had borrowed $225,000 of such amount. The Company believes this financing, combined with cash generated by operations in 2001, will provide sufficient funds to finance working capital requirements, capital additions, and line of credit repayments.

SUMMARY

         Management of the Company believes that the Company's net income should improve as a result of focusing on reducing product costs, improving shop efficiency, lowering warranty expense, and decreasing overhead. The backlog is high going into fiscal year 2001, but may be negatively impacted by a slowing economy, which could also lower sales as the year continues and adversely affect net income.

ITEM 7.      FINANCIAL STATEMENTS

      (a) The following Financial Statements are attached hereto in response to Item 7:

             Independent Auditor's Report - Plante & Moran, LLP

             Consolidated Balance Sheets - October 31, 2000 and October 31, 1999

             Consolidated Statement of Income - Years ended October 31, 2000 and October 31, 1999

             Consolidated Statement of Changes in Stockholders' Equity - Years ended October 31, 2000 and October 31, 1999

             Consolidated Statement of Cash Flows - Years ended October 31, 2000 and October 31, 1999

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

EXHIBIT             DESCRIPTION OF EXHIBIT
NUMBER

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

10d. Prab, Inc. 2000 Stock Option Plan incorporated by reference to the Appendix of the Company's Definitive Proxy Statement for the 2000 Annual Meeting.

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

                                 PRAB, INC.


                                 By:  /s/Gary A. Herder
                                      ----------------------------------------
                                      Gary A. Herder,
                                      President

January 26, 2001

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


Signature                       Title                          Date
---------                       -----                          ----

/s/Gary A. Herder               President, Chief               January 26, 2001
-----------------------         Executive Officer
   Gary A. Herder               And Director (Principal
                                Executive Officer)

                                  Secretary and Director       January 26, 2001
----------------------------
    *Eric V. Brown, Jr.


                                  Director                     January 26, 2001
----------------------------
   *William G. Blunt


                                  Director                     January 26, 2001
----------------------------
   *James H. Haas


                                  Director                     January 26, 2001
----------------------------
   *John W. Garside


/s/Robert W. Klinge               Treasurer, Vice              January 26, 2001
----------------------------      President of Finance
   Robert W. Klinge               And Chief Financial
                                  Officer (Principal
                                  Accountant and Principal
                                  Financial Officer)
*
By:/s/ Gary A. Herder                                          January 26, 2001
   -------------------------
   Gary A. Herder
   Attorney-in-Fact

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                          Annual Report on Form 10-KSB
                       For the Year Ended October 31, 2000






                              Financial Statements
                                Index to Exhibits
                                    Exhibits






                                    PRAB,INC.
                            (A Michigan Corporation)
                              5944 E. Kilgore Road
                                  P.O. Box 2121
                            Kalamazoo, Michigan 49003

                                   PRAB, INC.
                  ============================================

                          CONSOLIDATED FINANCIAL REPORT

                                OCTOBER 31, 2000























                                                              PLANTE & MORAN LLP

PRAB, INC.
================================================================================
                                                                        CONTENTS







REPORT LETTER                                                               1


CONSOLIDATED FINANCIAL STATEMENTS

    Balance Sheet                                                           2

    Statement of Income                                                     3

    Statement of Changes in Stockholders' Equity                            4

    Statement of Cash Flows                                                 5

    Notes to Financial Statements                                          6-17




                                                              PLANTE & MORAN LLP

[PLANTE & MORAN, LLP LETTERHEAD]




                          Independent Auditor's Report



To the Directors and Stockholders
Prab, Inc.


We have audited the accompanying consolidated balance sheet of Prab, Inc. and subsidiary as of October 31, 2000 and 1999, and the related consolidated statements of income, stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Prab, Inc. and subsidiary at October 31, 2000 and 1999, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.


                                                /s/ PLANTE & MORAN, LLP


Kalamazoo, Michigan
December 6, 2000

PRAB, INC.
================================================================================


                                                                      October 31
                                                             -----------------------------
                                                                 2000            1999
                                                             --------------  -------------

                                     ASSETS
CURRENT ASSETS
  Cash                                                        $   68,480      $   46,637
  Accounts receivable, net of allowance for doubtful
    accounts of $31,821 in 2000 and $47,792 in 1999            2,322,523       3,031,402
  Inventories (Note 2)                                         1,734,828       1,549,939
  Deferred income taxes (Note 7)                                 381,852         411,442
  Other current assets                                           241,696         189,388
                                                              ----------      ----------

          Total current assets                                 4,749,379       5,228,808

PROPERTY, PLANT AND EQUIPMENT (Note 3)                           982,629       1,027,069

OTHER ASSETS
  Deferred income taxes (Note 7)                                 346,239         350,803
  Other assets                                                   138,362         113,118
                                                              ----------      ----------

          Total other assets                                     484,601         463,921






                                                              ----------      ----------

          Total assets                                        $6,216,609      $6,719,798
                                                              ==========      ==========



See Notes to Consolidated Financial Statements.




                                                              PLANTE & MORAN LLP

================================================================================
                                                      CONSOLIDATED BALANCE SHEET


                                                                                               October 31
                                                                                      -----------------------------
                                                                                          2000            1999
                                                                                      --------------  -------------
                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Notes payable - Bank (Note 4)                                                         $  425,000    $  300,000
  Accounts payable                                                                         928,507       887,267
  Customer deposits                                                                        249,466       139,842
  Salaries, wages and vacation                                                             320,989       361,138
  Commissions                                                                              318,965       474,289
  Other accrued expenses                                                                   277,646       360,691
                                                                                        ----------    ----------

          Total current liabilities                                                      2,520,573     2,523,227

DEFERRED COMPENSATION (Note 5)                                                              19,608        18,372

STOCKHOLDERS' EQUITY
  Convertible preferred stock (Note 10) - $.75 par value:
    Authorized - 2,000,000 shares
    Issued and outstanding - 0 shares at October 31,
       2000 and 366,667 shares at October 31, 1999                                              --       275,000
  Common stock - $.10 par value:
    Authorized - 7,000,000 shares
    Issued and outstanding - 1,767,339 shares at October 31,
       2000 and 1,757,339 at October 31, 1999                                              176,734       175,734
  Additional paid-in capital                                                             1,080,202     1,395,743
  Retained earnings since November 1, 1995                                               2,419,492     2,331,722
                                                                                        ----------    ----------

          Total stockholders' equity                                                     3,676,428     4,178,199
                                                                                        ----------    ----------

          Total liabilities and stockholders' equity                                    $6,216,609    $6,719,798
                                                                                        ==========    ==========





                                       2                      PLANTE & MORAN LLP

PRAB, INC.
================================================================================
                                                CONSOLIDATED STATEMENT OF INCOME


                                                                                   Year Ended October 31
                                                                             ----------------------------------
                                                                                  2000              1999
                                                                             ----------------   ---------------
NET SALES                                                                      $ 15,686,729       $ 15,316,820

COST OF SALES                                                                    10,326,969          9,256,570
                                                                               ------------       ------------

GROSS PROFIT                                                                      5,359,760          6,060,250

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                                      5,188,559          5,166,044
                                                                               ------------       ------------

OPERATING INCOME                                                                    171,201            894,206

OTHER INCOME (EXPENSES)
    Interest expense                                                                (36,222)           (38,122)
    Interest income                                                                   3,417              6,704
    Other                                                                            (2,232)               825
                                                                               ------------       ------------

INCOME - Before income taxes                                                        136,164            863,613

INCOME TAX EXPENSE (Note 7)                                                          44,850            320,720
                                                                               ------------       ------------

NET INCOME                                                                     $     91,314       $    542,893
                                                                               ============       ============

EARNINGS PER COMMON AND COMMON SHARE EQUIVALENT
       Basic                                                                   $      (0.13)      $       0.30
                                                                               ============       ============

       Diluted                                                                 $      (0.13)      $       0.24
                                                                               ============       ============


See Notes to Consolidated Financial Statements.    3          PLANTE & MORAN LLP

PRAB, INC.
================================================================================


                                             Convertible Preferred Stock            Common Stock
                                           -------------------------------     --------------------------


                                               Shares             Amount         Shares          Amount
                                           -------------------------------     --------------------------
BALANCE - November 1, 1998                     366,667           $ 275,000      1,757,339      $ 175,734

Convertible preferred stock
  dividends (Note 10)                               --                  --             --             --

Recognition of income tax recoveries
  subsequent to a quasi-
  reorganization (Note 1)                           --                  --             --             --

Net income                                          --                  --             --             --
                                             ---------           ---------      ---------      ---------
BALANCE - October 31, 1999                     366,667             275,000      1,757,339        175,734

Convertible preferred stock
  dividends (Note 10)                               --                  --             --             --


Redemption of convertible preferred           (366,667)           (275,000)            --             --
  stock (Note 10)

Issuance of common stock                            --                  --         10,000          1,000

Net income                                          --                  --             --             --
                                             =========           =========      =========      =========

BALANCE - October 31, 2000                          --           $      --      1,767,339      $ 176,734
                                             =========           =========      =========      =========




See Notes to Consolidated Financial Statements.               PLANTE & MORAN LLP

================================================================================
                       CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY




            Additional                        Total
             Paid-In         Retained      Stockholders'
             Capital         Earnings         Equity
          --------------   -----------   ----------------
            $1,161,828      $1,810,829      $3,423,391


                    --         (22,000)        (22,000)



               233,915              --         233,915

                    --         542,893         542,893
            ----------      ----------      ----------
             1,395,743       2,331,722       4,178,199


                    --          (3,544)         (3,544)

              (322,666)             --        (597,666)


                 7,125              --           8,125

                    --          91,314          91,314
            ==========      ==========      ==========

            $1,080,202      $2,419,492      $3,676,428
            ==========      ==========      ==========



                                       4                      PLANTE & MORAN LLP

PRAB, INC.
================================================================================
                                            CONSOLIDATED STATEMENT OF CASH FLOWS



                                                                                   Year Ended October 31
                                                                                 --------------------------
                                                                                    2000            1999
                                                                                 ----------      ----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                                    $  91,314       $ 542,893
   Adjustments to reconcile net income to net cash
       from operating activities:
          Depreciation and amortization                                            205,686         210,333
          Loss (gain) on disposal of fixed assets                                    2,232            (825)
          Bad debt expense                                                          11,380          51,810
          Deferred taxes                                                            34,154         284,670
          (Increase) decrease in assets:
              Accounts receivable                                                  697,499         284,096
              Inventories                                                         (184,889)       (136,861)
              Other current and noncurrent assets                                  (77,552)        (68,657)
          Increase (decrease) in liabilities:
              Accounts payable                                                      41,240         (99,045)
              Customer deposits                                                    109,624        (202,440)
              Accrued expenses                                                    (278,518)        (36,125)
              Deferred compensation                                                  1,236           1,189
                                                                                 ---------       ---------

                  Net cash provided by operating activities                        653,406         831,038

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of equipment                                                          (163,478)       (136,272)
   Proceeds from sale of equipment                                                      --           2,250
                                                                                 ---------       ---------

                  Net cash used in investing activities                           (163,478)       (134,022)

CASH FLOWS FROM FINANCING ACTIVITIES
   Net borrowings on line of credit                                                125,000         100,000
   Payments on long-term debt                                                           --        (780,000)
   Redemption of convertible preferred stock                                      (597,666)             --
   Issuance of common stock                                                          8,125              --
   Payment of dividends                                                             (3,544)        (22,000)
                                                                                 ---------       ---------

                  Net cash used in (provided by) financing activities             (468,085)        702,000
                                                                                 ---------       ---------

NET INCREASE (DECREASE) IN CASH                                                     21,843          (4,984)

CASH - Beginning of year                                                            46,637          51,621
                                                                                 ---------       ---------

CASH - End of year                                                               $  68,480       $  46,637
                                                                                 =========       =========




See Notes to Consolidated Financial Statements.  5            PLANTE & MORAN LLP

PRAB, INC.
================================================================================
                                                   NOTES TO FINANCIAL STATEMENTS
                                                       OCTOBER 31, 2000 AND 1999




NOTE 1 - NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

         Prab, Inc. and subsidiary (the "Company") is engaged in the manufacturing of metal scrap reclamation systems and conveyor equipment. Major customers are in the metal working, chemical, pharmaceutical, and food processing industries throughout the United States, Canada, Mexico, Asia, and Europe. Sales outside the United States were approximately 11 percent of total sales in 2000 and 1999. Accounts receivable generated from foreign sales totaled approximately $312,000 and $439,000 as of October 31, 2000 and October 31, 1999,
         respectively.

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

         WARRANTIES - The Company's products are generally under warranty against defects in material and workmanship for a period of one year. The Company has established a reserve of approximately $123,000 and $142,000 at October 31, 2000 and 1999, respectively, for these anticipated future warranty costs.

         ADVERTISING - Advertising expense was approximately $354,000 and $407,000 for the years ended October 31, 2000 and 1999, respectively, mostly for trade shows and publications.




                                       6                      PLANTE & MORAN LLP

PRAB, INC.
================================================================================
                                                   NOTES TO FINANCIAL STATEMENTS
                                                       OCTOBER 31, 2000 AND 1999


NOTE 1 - NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES
         (CONTINUED)

         NET INCOME PER COMMON AND COMMON EQUIVALENT SHARE - The Company calculates earnings per share according to the provisions of SFAS 128.

         A reconciliation of net income to net income available to common shareholders is as follows:


                                                                        2000                            1999
                                                           -----------------------------    ----------------------------
                                                              Basic            Diluted         Basic           Diluted
                                                           Earnings Per     Earnings Per    Earnings Per    Earnings Per
                                                              Share            Share           Share           Share
                                                           ------------    -------------    ------------    ------------
Net income                                                 $    91,314     $    91,314      $   542,893     $   542,893


Premium paid on redemption of preferred stock                 (322,666)       (322,666)              --              --
Dividends on convertible preferred stock                        (3,544)         (3,544)         (22,000)             --
                                                           -----------     -----------      -----------     -----------

Net income available to common shareholders                $  (234,896)    $  (234,896)     $   520,893     $   542,893
                                                           ===========     ===========      ===========     ===========
Common and common equivalent shares outstanding              1,763,323       1,763,323        1,757,339       2,231,299
                                                           ===========     ===========      ===========     ===========

Earnings per common and common equivalent shares           $     (0.13)    $     (0.13)     $      0.30     $      0.24
                                                           ===========     ===========      ===========     ===========

A reconciliation of common and common equivalent shares outstanding is as follows:


                                                                           2000                                 1999
                                                               ------------------------------------------------------------------
                                                                  Basic             Diluted             Basic           Diluted
                                                               -------------   ----------------   ----------------   ------------
Weighted average number of outstanding common shares            1,763,323          1,763,323           1,757,339       1,757,339
Incremental shares from outstanding options dated 12/14/89             --                 --                  --             178
Incremental shares from outstanding options dated 02/22/91             --                 --                  --          46,251
Incremental shares from outstanding options dated 10/23/91             --                 --                  --          24,328
Incremental shares from outstanding options dated 05/26/94             --                 --                  --          34,283
Incremental shares from outstanding options dated 11/19/97             --                 --                  --           2,253
Incremental shares from outstanding options dated 01/18/00             --                 --                  --              --
Incremental shares from convertible preferred stock                    --                 --                  --         366,667
                                                                =========          =========           =========       =========
Common and common equivalent shares outstanding                 1,763,323          1,763,323           1,757,339       2,231,299
                                                                =========          =========           =========       =========


There are no securities that could potentially dilute earnings per share in the future that are not considered above. Common and common equivalent shares outstanding in the calculation of diluted earnings per share for 2000 do not include potential common stock equivalents, as the effect would be anti-dilutive. There are no individual income effects from the securities noted above.



                                       7                      PLANTE & MORAN LLP

PRAB, INC.
================================================================================
                                                   NOTES TO FINANCIAL STATEMENTS
                                                       OCTOBER 31, 2000 AND 1999


NOTE 1 - NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES
         (CONTINUED)

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

         Deferred tax assets from temporary differences and carryforwards that had not been recognized as of the date of the quasi-reorganization that were recognized in subsequent years were added directly to additional paid-in capital. Such income tax recoveries were approximately $234,000 in 1999, representing all of the previously unrecognized deferred tax assets.

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

         STOCK OPTIONS - The Company has five stock option plans (see Note 6). The Company accounts for its stock options using the intrinsic value method. Under that method, compensation expense is recognized to the extent the fair value of the common stock exceeds the exercise price of the options at the date the options are granted. Under the Company's plans, the exercise price of options granted must equal or exceed the value of the stock at the grant date. Accordingly, no amounts are recorded as compensation expense for options granted.





                                       8                      PLANTE & MORAN LLP

PRAB, INC.
================================================================================
                                                   NOTES TO FINANCIAL STATEMENTS
                                                       OCTOBER 31, 2000 AND 1999

NOTE 2 - INVENTORIES

         Inventories consist of the following:


                                                        2000              1999
                                                     ----------        ----------
         Raw materials                               $1,053,827        $1,061,442
         Work in process                                237,747           236,471
         Finished goods and display units               443,254           252,026
                                                     ----------        ----------

                       Total inventories             $1,734,828        $1,549,939
                                                     ==========        ==========



         Inventories are stated at the lower of cost, determined by the LIFO method, or market. If the FIFO method had been used for the entire consolidated group, inventories, after an adjustment to the lower of cost or market, would have been approximately $2,120,000 and $1,940,000 at October 31, 2000 and 1999, respectively.

NOTE 3 - PROPERTY, PLANT AND EQUIPMENT

         Cost of property, plant and equipment and depreciable lives are summarized as follows:


                                                                                      Depreciable
                                                           2000           1999        Life - years
                                                        ---------     ----------      ------------
         Land                                          $   28,939     $   28,939            -
         Buildings and improvements                     1,816,584      1,784,873          10-30
         Machinery and equipment                        3,007,088      2,879,519           3-10
                                                       ----------     ----------

                       Total cost                       4,852,611      4,693,331

         Less accumulated depreciation                  3,869,982      3,666,262
                                                       ----------     ----------

                       Net carrying amount             $  982,629     $1,027,069
                                                       ==========     ==========


         Depreciation expense totaled approximately $206,000 and $193,000 at October 31, 2000 and 1999, respectively.




                                       9                      PLANTE & MORAN LLP

PRAB, INC.
================================================================================
                                                   NOTES TO FINANCIAL STATEMENTS
                                                       OCTOBER 31, 2000 AND 1999


NOTE 4 - NOTE PAYABLE - BANK

         At October 31, 2000, the Company has available a $1,750,000 line of credit under a commercial revolving note, expiring March 15, 2001, bearing interest at .5 percent below the bank's prime rate for an effective rate of 9.00 percent at October 31, 2000. The line of credit is collateralized by essentially all assets of the Company. Available borrowings are based on a formula of eligible accounts receivable and inventory. The line of credit supports letters of credit totaling
         $0 and $17,000 for the years ended October 31, 2000 and 1999, respectively.

         Pursuant to the line of credit agreement, the Company has agreed to maintain certain levels of tangible net worth and maintain minimum ratios of current assets to current liabilities and debt to tangible net worth. The Company has also agreed not to create, incur, assume, or guarantee indebtedness, merge, sell or lease a substantial part of the business, or make loans.

NOTE 5 - PENSION AND PROFIT-SHARING PLANS

         As of October 31, 2000 and 1999, the Company is participating in a defined benefit plan for their collective bargaining unit. The following table sets forth the funded status of the Company's defined benefit pension plan and amounts recognized in the balance sheet at October 31, 2000 and 1999:


                                                                              2000              1999
                                                                           -----------       -----------
         Actuarial present value of accumulated benefit
           obligation, including vested benefits of $911,353
           and $841,826 in 2000 and 1999, respectively                     $ 1,045,054       $   968,685
                                                                           ===========       ===========
         Projected benefit obligation for service rendered to date         $(1,045,054)      $  (995,967)

         Plan assets at fair value - Primarily nongovernment
           obligations and listed stock                                      1,269,878         1,204,518
                                                                           -----------       -----------

         Assets in excess of projected benefit obligation                      224,824           208,551

         Unrecognized net gain from experience different than
           that assumed or change in assumptions                              (218,453)         (232,859)

         Unrecognized prior service cost due to plan
           amendment being amortized over 15 years                             128,698           143,093

         Unrecognized net asset at November 1, 1987
           being recognized over 15 years                                       (7,804)          (11,878)
                                                                           -----------       -----------

              Prepaid pension cost included in other assets                $   127,265       $   106,907
                                                                           ===========       ===========





                                       10                     PLANTE & MORAN LLP

PRAB, INC.
================================================================================
                                                   NOTES TO FINANCIAL STATEMENTS
                                                       OCTOBER 31, 2000 AND 1999


NOTE 5 - PENSION AND PROFIT-SHARING PLANS (CONTINUED)

         A reconciliation of the projected benefit obligation is as follows:


                                                                       2000            1999
                                                                    ------------    ----------
         Projected benefit obligation - Beginning of year           $   (995,967)   $ (866,784)
         Actuarial gain (loss) during year                                15,998       (68,587)
         Service cost                                                    (25,439)      (24,072)
         Interest cost                                                   (67,540)      (64,418)
         Distributions to plan participants                               27,894        27,894
                                                                    ------------    ----------

         Projected benefit obligation - End of year                 $ (1,045,054)   $ (995,967)
                                                                    ============    ==========


         A reconciliation of fair value of plan assets is as follows:


                                                                       2000            1999
                                                                    ------------    ----------
         Fair value of plan assets - Beginning of year              $  1,204,518    $1,096,496
         Distributions to plan participants                              (27,894)      (27,894)
         Actual return on plan assets                                     93,254       135,916
                                                                    ------------    ----------

         Fair value of plan assets - End of year                    $  1,269,878    $1,204,518
                                                                    ============    ==========



         Pension expense included the following components:


                                                                       2000            1999
                                                                    ------------    ----------
         Service cost - Benefits earned during the year             $     25,439    $   24,072
         Interest cost on projected benefit obligation                    67,540        64,418
         Expected return on plan assets                                 (106,550)      (97,498)
         Amortization of unrecognized transition asset                    (4,074)       (4,074)
         Amortization of unrecognized gains                              (17,108)      (14,886)
         Amortization of prior service cost                               14,395        14,395
                                                                    ------------    ----------

                Net periodic pension cost (income)                  $    (20,358)   $  (13,573)
                                                                    ============    ==========


         The discount rate used in determining the actuarial present value of the projected benefit obligation was 7 percent for 2000 and 1999. The expected long-term rate of return on assets was 8 percent for 2000 and 1999.

         The Company contributed $0 in 2000 and 1999 to the pension plan for hourly employees covered by its collective bargaining agreement. The Company's policy is to make annual contributions as required by applicable regulations.




                                       11                     PLANTE & MORAN LLP

PRAB, INC.
================================================================================
                                                   NOTES TO FINANCIAL STATEMENTS
                                                       OCTOBER 31, 2000 AND 1999

NOTE 5 - PENSION AND PROFIT-SHARING PLANS (CONTINUED)

         The Company's salaried employees profit-sharing plan is a combination defined contribution profit sharing and 401(k) plan. The profit-sharing plan covers substantially all employees of the Company other than those covered by the collective bargaining agreement. The profit sharing plan provides for an annual contribution of not less than 5 percent of the Company's income before income taxes, proceeds from life insurance policies and gain on sale of capital assets. Contributions for the profit-sharing plan are used to buy Company stock. The stock under this plan is allocated to salaried employees based on their pro-rata compensation. Salaried employees vest in the shares of the Company based on a 5 year schedule, 10 percent in year 1, 20 percent in year 2, 40 percent in year 3, 70 percent in year 4, and 100 percent in year 5. As of October 31, 2000, there were approximately 238,000 shares held in the plan. Contributions made by the Company in accordance with the profit-sharing plan were approximately $45,000 in 2000 and $40,000 in 1999. Employer matching contributions are made to the 401(k) plan in an amount equal to 25 percent of the lessor of: the amount designated by the employee for withholding and contribution to the 401(k) plan; or 4 percent of the employee's total compensation. In addition, the Company will make a contribution equal to one percent of each eligible employee's compensation who is employed on the last day of the plan year and who performs 1,000 or more hours of service for the Company during the plan year. The cost of this plan was approximately $40,000 and $38,000 in 2000 and 1999, respectively.

         During the year ended October 31, 1993, the Company adopted a union 401(k) plan. The plan covers all employees of the Company covered by the collective bargaining agreement. Participation in the 401(k) plan is optional. Employer matching contributions are made to the 401(k) plan in an amount equal to 25 percent of the lessor of: the amount designated by the employee for withholding and contribution to the 401(k) plan; or 4 percent of employee's total compensation. Contributions to the plan totaled approximately $12,000 and $9,500 for the years ended October 31, 2000 and 1999, respectively.

         The Company has entered into deferred compensation and salary continuation agreements with a key employee calling for periodic payments totaling $48,000 at retirement or death of the employee. The normal retirement date occurs during 2012. The liability has been recorded using the present value method.



                                       12                     PLANTE & MORAN LLP

PRAB, INC.
================================================================================
                                                   NOTES TO FINANCIAL STATEMENTS
                                                       OCTOBER 31, 2000 AND 1999


NOTE 6 - STOCK OPTION PLANS

         The Company maintains qualified and nonqualified stock option plans that provide for granting of options on common stock by the Board of Directors to officers and key employees. The plans had 235,000 shares reserved for issuance as noted below.

         Transactions involving the plans for years ended October 31, are summarized as follows:


                                                             2000                     1999
                                                    ---------------------------------------------------
                                                                    Weighted                   Weighted
                                                                    Average                    Average
                                                      Option        Exercise     Option        Exercise
                                                      Shares         Price       Shares         Price
                                                    ---------      ---------    --------      ---------
         Outstanding - Beginning of year             226,500        $  1.26      226,500       $  1.26

         Exercised                                   (10,000)       $  0.81           --       $    --
         Granted                                      40,000        $  1.78           --       $    --
         Expired                                     (21,500)       $  2.38           --       $    --
                                                     =======        =======      =======       =======

         Outstanding - End of year                   235,000        $  1.27      226,500       $  1.26
                                                     =======        =======      =======       =======

         Eligible for exercise at end of year        235,000        $  1.27      226,500       $  1.26
                                                     =======        =======      =======       =======



                         Outstanding
                        Option Shares        Issue Date      Expiration Date      Exercise Price
                        -------------        ----------      ---------------      --------------
                           60,000             02/22/91          02/22/01           $  0.8125
                           70,000             10/23/91          10/23/01              1.5625
                           45,000             05/26/94          05/26/04              0.5703
                           20,000             11/19/97          11/19/07              2.1250
                           40,000             01/18/00          01/18/00              1.7813




         The stock options are exercisable from the date issued and expire on various dates through 2010. The exercise price equals the market value of all options granted and, therefore, none of the options involved compensation expense.

         The weighted average fair value of options granted during 2000 was $.68 per share. In determining the value of the options granted, the Company assumed a risk free interest rate of 6 percent, an expected option term of approximately 2 years, no dividends and volatility of approximately 70 percent, based on 5 years of the Company's stock price history.



                                       13                     PLANTE & MORAN LLP

PRAB, INC.
--------------------------------------------------------------------------------
                                                   NOTES TO FINANCIAL STATEMENTS
                                                       OCTOBER 31, 2000 AND 1999



NOTE 6 - STOCK OPTION PLANS (CONTINUED)

         Had the Company used the fair value method of accounting for its stock options, its 2000 net income would have been reduced by approximately $11,000, earnings per share would have been reduced by less than $.01 (per share diluted). Use of the fair value method would have had no impact on 1999 net income.

NOTE 7 - INCOME TAXES

         The provision for income taxes is as follows:


                                                               2000             1999
                                                            ----------       ----------
         Current expense                                    $   10,696       $   36,050
         Deferred expense                                       34,154          284,670
                                                            ----------       ----------
                  Total income tax expense                  $   44,850       $  320,720
                                                            ==========       ==========


         A reconciliation of income tax expense on pretax income at statutory rates to income tax expense at the Company's effective rate is as follows:


                                                                2000            1999
                                                            ----------       ----------
         Taxes computed at statutory rates                  $   33,196       $  293,628
         State income taxes, net of federal benefit             16,129           17,678
         Nondeductible expenses and other adjustments           (4,475)           9,414
                                                            ----------       ----------
                  Total income tax expense                  $   44,850       $  320,720
                                                            ==========       ==========





                                       14
                                                             PLANTE & MORGAN LLP

PRAB, INC.
--------------------------------------------------------------------------------
                                                   NOTES TO FINANCIAL STATEMENTS
                                                       OCTOBER 31, 2000 AND 1999


NOTE 7 - INCOME TAXES (CONTINUED)

         The details of the net deferred tax asset are as follows:



                                                                   2000               1999
                                                              -------------      -------------
        Deferred tax liabilities - Depreciation               $    (79,099)      $    (67,394)

        Deferred tax assets:
            Allowance for doubtful accounts                         10,819             16,249
            Net operating loss carryforward                        502,147            488,933
            Warranty reserve                                        39,719             48,227
            Reserve for inventory obsolescence                      69,285            113,011
            Deferred compensation                                    6,667              6,246
            Alternative minimum tax credit carryforward             86,525             93,686
            Unpaid royalties                                         8,160                  -
            State tax accrual                                        8,500                  -
            Accrued vacation                                        75,368             63,287
                                                              -------------      -------------
                 Net deferred tax assets                      $    728,091       $    762,245
                                                              =============      =============


         The following items affected deferred taxes during the years ended October 31, 2000 and 1999:



                                                                    2000               1999
                                                               -------------      -------------
         Net operating loss carryforward                       $     13,214       $   (282,364)
         Alternative minimum tax                                     (7,161)            10,000
         Depreciation                                               (11,705)            (6,632)
         Expenses deductible for tax purposes but not
             against financial statement income                     (28,502)            (5,674)
                                                               -------------      -------------
                  Total deferred tax expense                        (34,154)          (284,670)

         Tax recoveries reported as additions to paid-in
             capital - Change in valuation allowance                      -            233,915
                                                               -------------      -------------
                  Decrease in net deferred tax asset           $    (34,154)      $    (50,755)
                                                               =============      =============




                                       15
                                                             PLANTE & MORGAN LLP

PRAB, INC.
--------------------------------------------------------------------------------
                                                   NOTES TO FINANCIAL STATEMENTS
                                                       OCTOBER 31, 2000 AND 1999


NOTE 7 - INCOME TAXES (CONTINUED)

         The deferred tax liabilities result from using accelerated depreciation for tax purposes. Deferred tax assets result from expenses not deductible for tax purposes until paid, alternative minimum tax credits and net operating loss carryforwards. For tax purposes, the Company has net operating loss carryforwards of approximately $1,445,000 that expire at various times through 2014 and alternative minimum tax credit carryforwards of approximately $87,000 that do not expire. These carryforwards have been included as deferred tax assets for financial reporting purposes. As of October 31, 2000 and 1999, management concluded that it was more likely than not that all deferred tax assets would be recognized and, accordingly, has not recorded a valuation allowance as of those dates.

         Under the Internal Revenue Code, a change in ownership in excess of 50 percentage points limits or eliminates the right to use the net operating loss carryforward as an offset to taxable income and unused credit carryovers to reduce federal tax liabilities. On October 30, 1992, October 31, 1996, and December 28, 1999, the Company undertook restructuring transactions that involved a change in ownership. While the Company believes it is not subject to any such limitation as a result of these transactions, any additional ownership change or an adverse decision by the Internal Revenue Service regarding the restructuring could result in a limitation.

NOTE 8 - RELATED PARTY TRANSACTIONS

         A director of the Company is a senior principal in the law firm that has been general legal counsel to the Company since 1961. The Company incurred legal fees of approximately $41,000 to the law firm in 2000 and 1999.

NOTE 9 - CASH FLOWS

         Cash paid during the years ended October 31, 2000 and 1999 for interest expense approximated $36,000 and $20,000, respectively. A total of $0 and $25,200 was paid for alternative minimum income taxes during the years ended October 31, 2000 and 1999, respectively.

         There were no significant noncash financing or investing activities during 2000 or 1999.


                                       16
                                                             PLANTE & MORGAN LLP

PRAB, INC.
--------------------------------------------------------------------------------
                                                   NOTES TO FINANCIAL STATEMENTS
                                                       OCTOBER 31, 2000 AND 1999


NOTE 10 - PREFERRED STOCK

          CONVERTIBLE PREFERRED STOCK

          During the year ended October 31, 2000, the Company repurchased all 366,667 issued and outstanding shares of the convertible preferred stock at a price of $1.63 per share, plus accrued dividends of $3,544. As of October 31, 2000, there were no shares of convertible preferred stock issued and outstanding.

          The convertible preferred stock is entitled to quarterly dividends at 8 percent per annum ($.06 per share) during the years ended October 31, 2000 and 1999, and has a liquidation priority over common stock of $.75 per share plus any accrued dividends.

          The Company has the option to pay the dividend in cash or common stock. The Company's ability to pay cash dividends is subject to Michigan statutes. If a dividend were paid in common stock, the Company would have an obligation to register the stock.

          The Company had the right to redeem the convertible preferred stock at $.75 per share. Upon the Company's offer to redeem the convertible preferred stock, the preferred stockholder had the right to convert these shares to common. Additionally, the holder of the convertible preferred stock had the right to convert all, or any portion, of the convertible preferred stock to common stock on a one to one ratio. The convertible-preferred stockholder had a 60-day period after the tender of a Company redemption payment to elect to convert to common stock in lieu of redemption.

          The convertible preferred stockholders were entitled to vote as a class to elect one member of the Board of Directors of the Company.

          NONCONVERTIBLE PREFERRED STOCK - There are 600,000 shares of .50(cent) par nonconvertible preferred stock authorized. Holders of the nonconvertible preferred stock would be entitled to quarterly cash dividends equal to 9 percent per annum ($.045 per share). As of October 31, 2000 and 1999, there were no shares of nonconvertible preferred stock issued and outstanding.



                                       17
                                                             PLANTE & MORGAN LLP

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

10d. Prab, Inc. 2000 Stock Option Plan incorporated by reference to the Appendix of the Company's Definitive Proxy Statement for the 2000 Annual Meeting.

21.      List of Subsidiaries.

24a.     Power of Attorney for William G. Blunt

24b.     Power of Attorney for John W. Garside

24c.     Power of Attorney for Eric V. Brown, Jr.

24d.     Power of Attorney for James H. Haas