Form 10KSB40/A
period 2000-10-31
PRAB INC
filed 2001-02-05
CIK 354383

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                 FORM 10-KSB/A
                                AMENDMENT NO. 1

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


         Prab, Inc. is filing this amendment on Form 10-KSB/A to its Annual Report on Form 10-KSB for the year ended October 31, 2000 to correct an inadvertent error in the Consolidated Statement of Cash Flows attached hereto in response to Item 7 wherein the "Net cash used in (provided by) financing activities" for fiscal year 1999 was erroneously reported.

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


February 5, 2001


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


Signature                       Title                          Date
---------                       -----                          ----


/s/Gary A. Herder               President, Chief               February 5, 2001
-----------------------         Executive Officer
   Gary A. Herder               And Director (Principal
                                Executive Officer)

                                  Secretary and Director       February 5, 2001
----------------------------
    *Eric V. Brown, Jr.




                                  Director                     February 5, 2001
----------------------------
   *William G. Blunt




                                  Director                     February 5, 2001
----------------------------
   *James H. Haas




                                  Director                     February 5, 2001
----------------------------
   *John W. Garside




/s/Robert W. Klinge               Treasurer, Vice              February 5, 2001
----------------------------      President of Finance
   Robert W. Klinge               And Chief Financial
                                  Officer (Principal
                                  Accountant and Principal
                                  Financial Officer)



*
By:/s/ Gary A. Herder                                          February 5, 2001
   -------------------------
   Gary A. Herder
   Attorney-in-Fact

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                          Annual Report on Form 10-KSB/A
                       For the Year Ended October 31, 2000







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
            ==========      ==========      ==========



                                       4                      PLANTE & MORAN LLP

PRAB, INC.
================================================================================
                                            CONSOLIDATED STATEMENT OF CASH FLOWS



                                                                                   Year Ended October 31
                                                                                 --------------------------
                                                                                    2000            1999
                                                                                 ----------      ----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                                    $  91,314       $ 542,893
   Adjustments to reconcile net income to net cash
       from operating activities:
          Depreciation and amortization                                            205,686         210,333
          Loss (gain) on disposal of fixed assets                                    2,232            (825)
          Bad debt expense                                                          11,380          51,810
          Deferred taxes                                                            34,154         284,670
          (Increase) decrease in assets:
              Accounts receivable                                                  697,499         284,096
              Inventories                                                         (184,889)       (136,861)
              Other current and noncurrent assets                                  (77,552)        (68,657)
          Increase (decrease) in liabilities:
              Accounts payable                                                      41,240         (99,045)
              Customer deposits                                                    109,624        (202,440)
              Accrued expenses                                                    (278,518)        (36,125)
              Deferred compensation                                                  1,236           1,189
                                                                                 ---------       ---------

                  Net cash provided by operating activities                        653,406         831,038

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of equipment                                                          (163,478)       (136,272)
   Proceeds from sale of equipment                                                      --           2,250
                                                                                 ---------       ---------

                  Net cash used in investing activities                           (163,478)       (134,022)

CASH FLOWS FROM FINANCING ACTIVITIES
   Net borrowings on line of credit                                                125,000         100,000
   Payments on long-term debt                                                           --        (780,000)
   Redemption of convertible preferred stock                                      (597,666)             --
   Issuance of common stock                                                          8,125              --
   Payment of dividends                                                             (3,544)        (22,000)
                                                                                 ---------       ---------


                  Net cash used in (provided by) financing activities             (468,085)       (702,000)
                                                                                 ---------       ---------


NET INCREASE (DECREASE) IN CASH                                                     21,843          (4,984)

CASH - Beginning of year                                                            46,637          51,621
                                                                                 ---------       ---------

CASH - End of year                                                               $  68,480       $  46,637
                                                                                 =========       =========




See Notes to Consolidated Financial Statements.  5            PLANTE & MORAN LLP

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
                                                            ==========       ==========





                                       14
                                                              PLANTE & MORAN LLP

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
                                                               =============      =============




                                       15
                                                              PLANTE & MORAN LLP

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


                                       16
                                                             PLANTE & MORAN LLP

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



                                       17
                                                             PLANTE & MORAN LLP

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