Form 10QSB
period 2001-01-31
PRAB INC
filed 2001-03-14
CIK 354383

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the Quarterly period ended:    January 31, 2001
                                          -----------------------------------

[ ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
       EXCHANGE ACT

       For the transition period from                    to
                                      ------------------   ---------------------

       Commission file number:   0-10187
                              -----------------------------------------------


                                   Prab, Inc.
       -------------------------------------------------------------------------
                     (Exact name of small business issuer as
                            specified in its charter)

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

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes  X   No
                                                             -----   ----

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common Stock, par value $.10 per share - 1,817,339 shares outstanding at February 28, 2001.

Transitional Small Business Disclosure Format
(Check One):       Yes           No   X
                       -----        -----

                         PART I - FINANCIAL INFORMATION


Item 1.       Financial Statements


The following Financial Statements are attached hereto in response to Item 1:

                      Condensed Consolidated Balance Sheet
                          January 31, 2001 (Unaudited)
                              and October 31, 2000

                       Consolidated Statement of Earnings
                       Three months ended January 31, 2001
                              and 2000 (Unaudited)

                 Condensed Consolidated Statement of Cash Flows
                       Three months ended January 31, 2001
                              and 2000 (Unaudited)

              Notes to Condensed Consolidated Financial Statements


Item 2.       Management's Discussion and Analysis or Plan of Operation


         Material Changes in Financial Condition. Accounts receivable decrease resulted from lower sales in the first quarter of 2001 versus the fourth quarter of 2000 combined with the collection of several past due receivables. The inventory increase resulted primarily from a large equipment order being rescheduled to ship in February, which contributed to the increase in work in process inventory.

         Accounts and note payable decrease primarily resulted from paying down the line of credit by $175,000 in the first quarter combined with paying $115,000 of accrued general insurance.

         Material Changes in Results of Operations. Sales in the first quarter of 2001 were 8% higher than the first quarter of 2000. Higher sales are the result of an increased backlog at the end of fiscal year 2000 versus the end of fiscal year 1999. New business order bookings have decreased 14% in the first three months of fiscal year 2001 compared to the same period a year ago, contributing to the reduction in the backlog of booked orders from $3,984,000 at October 31, 2000 to $2,687,000 at the end of the first quarter ended January 31, 2001.

         Costs of products sold were 62% in the first three months of 2001 and 2000. Selling, general and administrative expenses were 35% in the first three months of 2001 and 37% in the same period a year ago. The decrease primarily results from higher sales in the first quarter of 2001, combined with lower engineering costs compared to the same period a year ago.

         The order backlog of $2,687,000 at the end of the first quarter ended January 31, 2001 compares with $3,984,000 at the end of the previous quarter ended October 31, 2001 and $2,820,000 at the end of the first quarter a year ago.


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

                                               PRAB, INC.


Date:   March 5, 2001                          By:    /S/ Gary A. Herder
                                                      --------------------
                                                      Gary A. Herder
                                               Its:   Chairman, President and
                                                      Chief Executive Officer


Date:   March 5, 2001                          By:    /S/ Robert W. Klinge
                                                      ---------------------
                                                      Robert W. Klinge
                                               Its:   Chief Financial Officer

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549





                         Quarterly Report on Form 10-QSB
                     For the Quarter Ended January 31, 2001




                       ----------------------------------
                              Financial Statements
                       ----------------------------------







                                   PRAB, INC.

                            (A Michigan Corporation)

                              5944 E. Kilgore Road
                                  P.O. Box 2121
                            Kalamazoo, Michigan 49003

                                   PRAB, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET


                                                                                      January 31,                     October 31,
                                                                                          2001                           2000
                                                                                      -----------                     ----------
                                                                                       Unaudited                        (Note)

ASSETS:
     Current assets:
         Cash                                                                      $         157,892              $          68,480
         Accounts Receivable                                                               1,830,959                      2,322,523
         Inventories (Note 2)                                                              1,916,786                      1,734,828
         Other current assets                                                                247,291                        241,696
         Deferred income taxes                                                               381,852                        381,852
                                                                                   -----------------              -----------------

              Total current assets                                                 $       4,534,780              $       4,749,379
                                                                                   -----------------              -----------------

     Property, plant and equipment
         (net of accumulated depreciation of
          $3,921,372 and $3,869,982, respectively)                                           966,832                        982,629
                                                                                   -----------------              -----------------

     Other Assets
         Other assets                                                                        152,673                        138,362
         Deferred income taxes                                                               315,183                        346,239
                                                                                   -----------------              -----------------

                  Total other assets                                                         467,856                        484,601
                                                                                   -----------------              -----------------

                  Total assets                                                     $       5,969,468              $       6,216,609
                                                                                   =================              =================

LIABILITIES AND STOCKHOLDERS' EQUITY:
     Current liabilities:
         Accounts and note payable                                                 $       1,013,151              $       1,353,507
         Other current liabilities                                                         1,199,673                      1,167,066
                                                                                   -----------------              -----------------

                  Total current liabilities                                                2,212,824                      2,520,573
                                                                                   -----------------              -----------------

         Other non-current liabilities                                                        19,930                         19,608
                                                                                   -----------------              -----------------

     Stockholders' equity:
         Common Stock                                                                        176,734                        176,734
         Additional paid-in capital                                                        1,080,202                      1,080,202
         Retained earnings                                                                 2,479,778                      2,419,492
                                                                                   -----------------              -----------------

                  Total stockholders' equity                                               3,736,714                      3,676,428
                                                                                   -----------------              -----------------

                  Total liabilities and stockholders' equity                       $       5,969,468              $       6,216,609
                                                                                   =================              =================


Note: The balance sheet at October 31, 2000, has been taken from the audited financial statements at that date and condensed.

                                   PRAB, INC.

                       CONSOLIDATED STATEMENT OF EARNINGS
                                   (Unaudited)



                                                                                  Three Months Ended
                                                                                      January 31,
                                                                                  ------------------

                                                                            2001                       2000
                                                                            ----                       ----

Net Sales                                                            $       3,683,744           $       3,423,213

Costs and expenses:
   Cost of products sold                                                     2,295,122                   2,135,384
   Selling, general and
     administrative expenses                                                 1,303,295                   1,273,051
                                                                     -----------------           -----------------
                                                                             3,598,417                   3,408,435
                                                                     -----------------           -----------------

     Operating income                                                           85,327                      14,778
                                                                     -----------------           -----------------

   Interest expense                                                              6,252                       4,440
                                                                     -----------------           -----------------

Income before income taxes                                                      79,075                      10,338

Provision for income taxes                                                      18,789                       4,920
                                                                     -----------------           -----------------

Net Income                                                           $          60,286           $           5,418
                                                                     =================           =================

Earning (Loss) Per Common Share:
     (Note 4)

     Basic                                                           $            0.03           $           (0.18)
                                                                     =================           =================

     Diluted                                                         $            0.03           $           (0.18)
                                                                     =================           =================


                                   PRAB, INC.

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)



                                                                                       Three months ended
                                                                                           January 31,
                                                                                       -------------------

                                                                                   2001                   2000
                                                                                   ----                   ----

Net cash provided by (used in) operating activities                          $        300,005       $        390,623
                                                                             -----------------      -----------------

Cash flows from investing activities:
   Acquisition of property, plant and equipment                                       (35,593)               (50,260)
                                                                             -----------------      -----------------

    Net cash provided by (used in) investing
       activities:                                                                    (35,593)               (50,260)
                                                                             -----------------      -----------------

Cash flows from financing activities:
   Net increase (decrease) in short term borrowings                                  (175,000)               300,000
   Dividend payments                                                                       --                 (3,544)
   Repurchase of stock                                                                     --               (597,666)
                                                                             -----------------      -----------------
Net cash provided by (used in) financing activities                                  (175,000)              (301,210)
                                                                             -----------------      -----------------

Net increase (decrease) in cash                                                        89,412                 39,153

Cash -- Beginning of year                                                              68,480                 46,637
                                                                             -----------------      -----------------

Cash -- End of first quarter                                                 $        157,892       $         85,790
                                                                             =================      =================


                                   PRAB, INC.


              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1.       CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

         The condensed consolidated balance sheet at January 31, 2001, the consolidated statement of earnings and the condensed consolidated statement of cash flows for the three-month periods ended January 31, 2001 and 2000, have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows at January 31, 2001, and for all periods presented have been made.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's October 31, 2000, annual report to stockholders. The results of operations for the period ended January 31, 2001, is not necessarily indicative of the operating results for the full year.

2.       INVENTORIES:

         Inventories consist of the following:


                                                                January                    October
                                                               31, 2001                    31, 2000
                                                            -------------                -----------


         Raw materials                                      $         749,193         $        1,053,827
         Work in process                                              641,789                    237,747
         Finished goods and display
           units                                                      525,804                    443,254
                                                            -----------------         ------------------

         Total inventories                                  $       1,916,786         $        1,734,828
                                                            =================         ==================



3.       UNUSED LINE OF CREDIT:

         The company has a $1,750,000 line of credit which is subject to a borrowing formula based upon certain asset levels of the Company. As of January 31, 2001, $1,696,586 was available to the Company under the line of credit and the Company had borrowed $250,000 of such amount.

                                   PRAB, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


4.  RECONCILIATION OF EARNINGS PER SHARE:


                                              FOR THE QUARTER ENDED JANUARY 31, 2001
                                              --------------------------------------

                                                            INCOME                       SHARES                      PER-SHARE
                                                         (Numerator)                  (Denominator)                    Amount
                                                         -----------                  -------------                    ------

Net Income                                             $         60,286
                                                       ----------------

Basic EPS
Income available to
     common stockholders                                         60,286                   1,767,339               $            .03
                                                                                                                  ================

Effect of dilutive securities
Stock options                                                        --                      90,036
                                                       ----------------            ----------------

Diluted EPS
Income available to
     common stockholders &
     assumed conversions                               $         60,286                   1,857,375               $            .03
                                                       ================            ================               ================


                                              FOR THE QUARTER ENDED JANUARY 31, 2000
                                              --------------------------------------

                                                            INCOME                      SHARES                    PER-SHARE
                                                         (Numerator)                (Denominator)                  Amount
                                                         -----------                -------------                  ------
Net Income                                             $          5,418

Less:  Preferred stock dividends                                  3,544
Preferred stock redemption premium                              322,667
                                                       ----------------
Basic EPS
Income available to
     common stockholders                                       (320,793)                  1,757,339            $           (.18)
                                                                                                               =================
Effect of dilutive securities
Stock options                                                                                    --
Convertible preferred stock                                          --                          --
                                                       ----------------            ----------------

Diluted EPS
Income available to
     common stockholders &
     assumed conversions                               $       (320,793)                  1,757,339            $           (.18)
                                                       =================           ================            =================



Convertible preferred stock and stock options had an antidilutive effect on diluted earnings per share for the quarter ended January 31, 2000 and were not used in the calculation of diluted earnings per share for that quarter.