Form 10QSB
period 2001-04-30
PRAB INC
filed 2001-06-13
CIK 354383

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly period ended:    April 30, 2001
                                                     --------------------------

[ ]               TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                  EXCHANGE ACT

                  For the transition period from               to
                                                 --------------   -------------

                  Commission file number:   0-10187
                                         --------------------------------------


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

          5944 E. Kilgore Rd, P.O. Box 2121, Kalamazoo, Michigan 49003
-------------------------------------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (616) 382-8200
-------------------------------------------------------------------------------
                           (Issuer's telephone number)

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

Common Stock, par value $.10 per share - 1,818,793 shares outstanding at May 31, 2001.

Transitional Small Business Disclosure Format
(Check One):      Yes               No   X
                      -----            ------

                         PART I - FINANCIAL INFORMATION


Item 1. Financial Statements


The following Financial Statements are attached hereto in response to Item 1:

                      Condensed Consolidated Balance Sheet
                           April 30, 2001 (Unaudited)
                                October 31, 2000

                       Consolidated Statement of Earnings
                        Three months ended April 30, 2001
                              and 2000 (Unaudited)

                         Six months ended April 30, 2001
                              and 2000 (Unaudited)

                        Condensed Consolidated Statement
                            of Cash Flows (Unaudited)
                         Six months ended April 30, 2001
                              and 2000 (Unaudited)

                         Notes to Condensed Consolidated
                              Financial Statements


Item 2. Management's Discussion and Analysis or Plan of Operation

         Material Changes in Financial Condition. The cash increase resulted from deposits received from customers combined with negotiating favorable payment terms with one customer, resulting in the customer prepaying $549,000. Accounts receivable decrease resulted from lower sales in the second quarter of 2001 versus the fourth quarter of 2000.

         Accounts and note payable decrease resulted from both a decrease in accounts payable due to the lower sales level, and completely paying off the draw on the line of credit. Other current liabilities increased primarily due to the higher customer deposits.

         Material Changes in Results of Operations. Sales in the first six months of 2001 were 9% lower than the first six months of 2000. Lower sales are the result of significantly decreased order activity in the first three months of 2001 versus a year ago in both the Prab Conveyor and Hapman Conveyor product lines. New business order bookings have decreased 17% in the first six months of 2001 compared to the same period a year ago.

         Costs of products sold were 63% in the first six months of 2001 and 2000. Selling, general and administrative expenses were 37% in the first six months of 2001 and 35% in the same period a year ago. The increase was partially due to $43,811 of relocation expenses incurred to move the Company's lone employee from Arizona back to Kalamazoo in an effort to reorganize and strengthen the sales department. The annualized warranty expense for fiscal 2001 based on the first six months is $287,000 compared to $615,000 actual expense in fiscal 2000. During fiscal 2000, the management team implemented plans to reduce future warranty expenses. These plans include; improving the alignment of engineering talent and experience with specific applications, implementing more selective acceptance and approval procedures for specific and difficult product applications, and improved equipment applications guidelines for use by sales and engineering personnel. Also, during 2000, the Company worked to isolate component failures and engineer alternatives for these components in equipment designs for future applications.

         Lower interest expense resulted from paying off the line of credit in March.

         During March 2000, the Company entered into an agreement to sell the remaining Prab Robot product line assets, including inventory, test equipment, engineering drawings, job files, vendor information, customer lists, sales history, sales aids, and five-year covenant not to compete to a single buyer for $5,000 cash, and a non-interest bearing note of $15,000. The note receivable is payable in two payments, $5,000 before June 30, 2000 (which was paid timely), and the balance due not later than March 31, 2001 (which has not been paid). The book value of the assets sold was approximately $0 due to offsetting lifo and lower of costs or market inventory reserves. The remaining $10,000 due has been renegotiated by the purchaser, allowing for a $5,000 cash payment as payment in full. The Company wrote off the remaining $5,000 to bad debt expense in April 2001.

         During fiscal 2000, the Company became aware of a legal action arising out of its disposal of waste at a local landfill. At the same time the Company was offered a settlement agreement to prevent future legal action. During April 2000, the Company settled this matter for a total of $25,000, and paid this amount in May 2000.

         The order backlog of $4,186,000 at the end of the second quarter ended April 30, 2001 compares with $2,687,000 at the end of the previous quarter ended January 31, 2001 and $3,055,000 at the end of the second quarter a year ago.

                           PART II - OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders. The Company's "Annual Meeting of Shareholders" was held on March 21, 2001. At the meeting the following directors were elected: Gary A. Herder, James H. Haas, Eric V. Brown, Jr., John W. Garside, William G. Blunt and Frederick J. Schroeder, Jr.

In addition, the appointment of Plante & Moran, LLP to be the principal independent accountants for the Company for the current fiscal year was ratified by the shareholders.

Following is the voting breakdown for each matter and nominee for office:


                                                                                                      Broker
                                    For           Against       Withheld        Abstentions         Non-Votes
                                    ---           -------       --------        -----------         ---------
Nominees for Board of Directors:

Gary A. Herder                   1,507,970          0             0              8,533                   0
James H. Haas                    1,507,970          0             0              8,533                   0
John W. Garside                  1,507,970          0             0              8,533                   0
William G. Blunt                 1,507,970          0             0              8,533                   0
Frederick J. Schroeder           1,507,970          0             0              8,533                   0
Eric V. Brown Jr.                1,507,870                                       8,633


Ratification of the Selection of Plante & Moran, LLP as Independent Public Accountants:

                                 1,503,377        5,434           0              7,692                   0


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


                                             PRAB, INC.


Date:   June 12, 2001                        By:    /S/ Gary A. Herder
                                                    --------------------
                                                    Gary A. Herder
                                             Its:   Chairman, President and
                                                    Chief Executive Officer


Date:   June 12, 2001                         By:   /S/ Robert W. Klinge
                                                    ---------------------
                                                    Robert W. Klinge
                                              Its:  Chief Financial Officer

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549





                         Quarterly Report on Form 10-QSB
                      For the Quarter Ended April 30, 2001



                           --------------------------

                              Financial Statements

                           --------------------------





                                   PRAB, INC.

                            (A Michigan Corporation)

                              5944 E. Kilgore Road
                                  P.O. Box 2121
                            Kalamazoo, Michigan 49003

                                   PRAB, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET

                                                                                          April 30,                      October 31,
                                                                                             2001                           2000
                                                                                             ----                           ----
                                                                                          Unaudited                        (Note)
ASSETS:
     Current assets:
         Cash                                                                      $         628,266              $          68,480
         Accounts Receivable                                                               1,562,285                      2,322,523
         Inventories (Note 2)                                                              1,789,577                      1,734,828
         Other current assets                                                                217,423                        241,696
         Deferred income taxes                                                               409,642                        381,852
                                                                                   -----------------              -----------------

              Total current assets                                                 $       4,607,193              $       4,749,379
                                                                                   -----------------              -----------------

     Property, plant and equipment
         (net of accumulated depreciation of
          $3,974,276 and $3,666,262 respectively)                                            920,557                        982,629
                                                                                   -----------------              -----------------

     Other Assets
         Deferred charges and other assets                                                   143,183                        138,362
         Deferred income taxes                                                               313,209                        346,239
                                                                                   -----------------              -----------------

                  Total other assets                                                         456,392                        484,601
                                                                                   -----------------              -----------------

                  Total assets                                                     $       5,984,142              $       6,216,609
                                                                                   =================              =================

LIABILITIES AND STOCKHOLDERS' EQUITY:
     Current liabilities:
         Accounts and note payable                                                 $         489,851              $       1,353,507
         Other current liabilities                                                         1,754,941                      1,167,066
                                                                                   -----------------              -----------------

                  Total current liabilities                                                2,244,792                      2,520,573
                                                                                   -----------------              -----------------

         Other non-current liabilities                                                        20,251                         19,608
                                                                                   -----------------              -----------------

     Stockholders' equity:
         Common Stock                                                                        181,879                        176,734
         Additional paid-in capital                                                        1,107,556                      1,080,202
         Retained earnings                                                                 2,429,664                      2,419,492
                                                                                   -----------------              -----------------

                  Total stockholders' equity                                               3,719,099                      3,676,428
                                                                                   -----------------              -----------------

                  Total liabilities and stockholders' equity                       $       5,984,142              $       6,216,609
                                                                                   =================              =================

Note: The balance sheet at October 31, 2000, has been taken from the audited financial statements at that date and condensed.

                                   PRAB, INC.

                       CONSOLIDATED STATEMENT OF EARNINGS
                                   (Unaudited)

                                                              Three Months Ended                        Six Months Ended
                                                                   April 30                                 April 30
                                                     ---------------------------------         --------------------------------
                                                         2001                2000                 2001                 2000
                                                         ----                ----                 ----                 ----
Net Sales                                            $ 3,111,072          $ 4,024,328          $ 6,794,816          $ 7,447,542

     Costs and expenses:
         Cost of products sold                         1,998,539            2,551,553            4,293,661            4,686,938
         Selling, general and administrative
              Expenses (Note 8)                        1,184,502            1,332,133            2,487,797            2,605,184
                                                     -----------          -----------          -----------          -----------
                                                       3,183,041            3,883,686            6,781,458            7,292,122
                                                     -----------          -----------          -----------          -----------

              Operating income (loss)                    (71,969)             140,642               13,358              155,420
                                                     -----------          -----------          -----------          -----------

Other income (expenses):
     Interest expense                                        540               (7,774)              (5,712)             (12,214)
     Gain on sale of property, plant and
         Equipment (Note 6)                                   --               20,000                   --               20,000
     Litigation settlement (Note 7)                           --              (25,000)                  --              (25,000)
                                                     -----------          -----------          -----------          -----------

Income before income taxes                           $   (71,429)         $   127,868          $     7,646          $   138,206

Provision for income taxes                               (21,316)              46,775               (2,527)              51,695
                                                     -----------          -----------          -----------          -----------

Net Income                                           $   (50,113)         $    81,093          $    10,173          $    86,511
                                                     ===========          ===========          ===========          ===========

Earnings (loss) per common share:
         (Note 5)

     Basic                                           $      (.03)         $       .05          $       .01          $      (.14)
                                                     ===========          ===========          ===========          ===========

     Diluted                                         $      (.03)         $       .04          $       .01          $      (.14)
                                                     ===========          ===========          ===========          ===========

                                   PRAB, INC.

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)


                                                                                   Six months ended
                                                                                       April 30,
                                                                          ----------------------------------
                                                                          2001                          2000
                                                                          ----                          ----
Net cash provided by (used in) operating activities                    $ 994,509                     $ 635,687
                                                                       ---------                     ---------

Cash flows from investing activities:
   Acquisition of property, plant and equipment                          (42,223)                      (75,642)
   Proceeds from sale of property and equipment                             --                           5,000
                                                                       ---------                     ---------

    Net cash provided by (used in) investing
       activities:                                                       (42,223)                      (70,642)
                                                                       ---------                     ---------

Cash flows from financing activities:
   Net increase (decrease) in short term borrowings                     (425,000)                       25,000
   Proceeds from sale of common stock                                     32,500                         8,125
   Dividend payments                                                        --                          (3,544)
   Repurchase of stock                                                      --                        (597,666)
                                                                       ---------                     ---------

Net cash provided by (used in) financing activities                     (392,500)                     (568,085)
                                                                       ---------                     ---------

Net increase (decrease) in cash                                          559,786                        (3,040)

Cash - Beginning of year                                               $  68,480                     $  46,637
                                                                       ---------                     ---------

Cash - End of first quarter                                            $ 628,266                     $  43,597
                                                                       =========                     =========


                                   PRAB, INC.


              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1.       CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

         The condensed consolidated balance sheet at April 30, 2001, the consolidated statement of earnings and the condensed consolidated statement of cash flows for the three-month and six month periods ended April 30, 2001 and 2000, have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows at April 30, 2001, and for all periods presented have been made.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's October 31, 2000, annual report to stockholders. The results of operations for the period ended April 30, 2001, is not necessarily indicative of the operating results for the full year.

2.       INVENTORIES:

         Inventories consist of the following:

                                                                  April                      October
                                                                 30, 2001                   31, 2000
                                                            -----------------         ------------------
         Raw materials                                      $         518,343         $        1,053,827
         Work in process                                              690,372                    237,747
         Finished goods and display
           Units                                                      580,862                    443,254
                                                            -----------------         ------------------

         Total inventories                                  $       1,789,577         $        1,734,828
                                                            =================         ==================

3.       UNUSED LINE OF CREDIT:

         The company has a $1,000,000 line of credit which is subject to a borrowing formula based upon certain asset levels of the Company. As of April 30, 2001, $1,000,000 was available to the Company under the line of credit and the Company had no borrowings on the line of credit.

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

                                   PRAB, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

5. RECONCILIATION OF EARNINGS PER SHARE:

                      FOR THE QUARTER ENDED APRIL 30, 2001

                                                            INCOME                       SHARES                      PER-SHARE
                                                         (Numerator)                  (Denominator)                    Amount
                                                         -----------                  -------------                    ------
Net Loss                                               $        (50,113)

Basic EPS
Loss available to
     Common stockholders                                        (50,113)                  1,806,150               $          (.03)
                                                                                                                  ================

Effect of dilutive securities
Stock options                                                                                     0
                                                       -----------------           ----------------

Diluted EPS
Loss available to
     Common stockholders &
     Assumed conversions                               $        (50,113)                  1,806,150               $          (.03)
                                                       =================           ================               ================


                      FOR THE QUARTER ENDED APRIL 30, 2000

                                                            INCOME                       SHARES                      PER-SHARE
                                                         (Numerator)                  (Denominator)                    Amount
                                                         -----------                  -------------                    ------
Net Income                                             $         81,093

Basic EPS
Income available to
     Common stockholders                                         81,093                   1,761,228               $            .05
                                                                                                                  ================

Effect of dilutive securities
Stock options                                                                               129,300
                                                       ----------------            ----------------

Diluted EPS
Income available to
     Common stockholders &
     Assumed conversions                               $         81,093                   1,890,528               $            .04
                                                       ================            ================               ================


Stock options had an antidilutive effect on diluted earnings per share for the three months ended April 30, 2001 and was not used in the calculation of diluted earnings per share for that period.

                                   PRAB, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5. RECONCILIATION OF EARNINGS PER SHARE (CONTINUED):

                     FOR THE SIX MONTHS ENDED APRIL 30, 2001

                                                                INCOME                    SHARES                PER-SHARE
                                                             (Numerator)              (Denominator)              Amount
                                                             -----------              -------------              ------
Net Income                                                  $         10,173

Basic EPS
Income available to common
     stockholders                                                     10,173                 1,786,424      $             .01
                                                                                                            =================
Effect of dilutive securities
Stock options                                                                                   53,595
                                                            ----------------          ----------------
Diluted EPS
Income available to
     common stockholders & assumed
             conversions                                    $         10,173                 1,840,019      $             .01
                                                            ================          ================      =================

                     FOR THE SIX MONTHS ENDED APRIL 30, 2000

                                                                INCOME                    SHARES                PER-SHARE
                                                             (Numerator)              (Denominator)              Amount
                                                             -----------              -------------              ------
Net Income                                                  $         86,511

Less:    Preferred stock dividends                                     3,544
         Preferred stock redemption
           premium                                                   322,667
                                                            ----------------

Basic EPS
Income available to common
     Stockholders                                                   (239,700)                1,759,262      $            (.14)
                                                                                                            ==================

Effect of dilutive securities
Stock options                                                                                       --
Convertible preferred stock                                               --                        --
                                                            ----------------          ----------------

Diluted EPS
Income available to
     Common stockholders & assumed
             Conversions                                    $       (239,700)                1,759,262      $            (.14)
                                                            =================         ================      ==================

Convertible preferred stock and stock options had an a antidilutive effect on diluted earnings per share for the six months ended April 30, 2000 and were not used in the calculation of diluted earnings per share for that period.

                                   PRAB, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


6.       SALE OF PRAB ROBOT PRODUCT LINE:

         During March 2000, the Company entered into an agreement to sell the remaining Prab Robot product line assets, including inventory, test equipment, engineering drawings, job files, vendor information, customer lists, sales history, sales aids, and five-year covenant not to compete for $5,000 cash, and a non-interest bearing note of $15,000. The note receivable is payable in two payments, $5,000 before June 30, 2000, and the balance due no later than March 31, 2001. The book value of the assets sold totaled approximately $0 due to offsetting inventory reserves for lifo, obsolescence, and slow moving items.

         In May, 2001, the Company and purchaser renegotiated the balance due of $10,000. The purchaser is required to pay $5,000 and the company wrote off $5,000 to bad debt in April, 2001.

7.       LITIGATION SETTLEMENT:

         During fiscal 2000, the Company became aware of a legal action arising out of its disposal of waste at a local landfill. At the same time the Company was offered a settlement agreement to prevent future legal action. During April, 2000, the Company settle this matter for a total of $25,000, and paid this amount in May, 2000.

8.       EMPLOYEE RELOCATION:

         The Company, in the second quarter, offered its lone employee located in Arizona the option of moving back to Kalamazoo, which the employee accepted. The Company agreed to pay for three months of temporary living expenses, moving expense, and expenses relating to selling the employee's home in Arizona. Accordingly, $43,811 was included in selling, general, and administrative expenses in the second quarter for fiscal year 2001.