Form 10QSB
period 2001-07-31
PRAB INC
filed 2001-09-12
CIK 354383

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly period ended:  July 31, 2001
                                                   -------------

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

     For the transition period from                    to
                                    ------------------    -------------------

     Commission file number:   0-10187
                               ----------------------------------------------


                                   Prab, Inc.
     ------------------------------------------------------------------------
                     (Exact name of small business issuer as
                            specified in its charter)


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

Common Stock, par value $.10 per share - 1,818,793 shares outstanding at August 31, 2001.

Transitional Small Business Disclosure Format
(Check One):      Yes               No   X
                      -----            ------

                         PART I - FINANCIAL INFORMATION


Item 1.     Financial Statements


The following Financial Statements are attached hereto in response to Item 1:

                      Condensed Consolidated Balance Sheet
                            July 31, 2001 (Unaudited)
                                October 31, 2000

                       Consolidated Statement of Earnings
                        Three months ended July 31, 2001
                              and 2000 (Unaudited)

                         Nine months ended July 31, 2001
                              and 2000 (Unaudited)

                        Condensed Consolidated Statement
                                  of Cash Flows
                         Nine months ended July 31, 2001
                              and 2000 (Unaudited)

                         Notes to Condensed Consolidated
                              Financial Statements


Item 2.     Management's Discussion and Analysis or Plan of Operation


         Material Changes in Financial Condition. The Company's business is not seasonal; however, fluctuations in sales are common due to large system orders, which is typical of the capital equipment industry. The third quarter sales included a large equipment order totaling $788,000 of which the customer prepaid $549,000 resulting in higher cash and lower accounts receivable at the end of the third quarter of 2001 versus the end of the prior fiscal year.

         The Company has satisfied its liquidity requirements in the first nine months of 2001 primarily through cash flow provided from operations which totaled $842,181. This primarily resulted from net income combined with depreciation expense and decreasing accounts receivable, inventory, other current assets, increased accrued expense, and partially offset by a decrease in accounts payable. The largest use of cash flow provided by operations was repaying the $425,000 balance on the line of credit outstanding at the end of fiscal year 2000, which accounted for much of the decrease in accounts and note payable.

         In August, 50,000 shares of the Company's common stock were repurchased from a former officer of the Company at a price of $1.10 per share. The repurchased shares will be retired from circulation.

         The continuation of the sluggish capital goods industry may require the Company to begin drawing on its line of credit to fund operations in the short term. In addition, the Company's agreement with the union expires on October 31, 2001, which, in the event of a strike, the Company's sales and income could be significantly lowered until the strike is settled. The Company has a $1,000,000 line of credit which is subject to a borrowing formula based upon certain asset levels of the Company. As of July 31, 2001, $1,000,000 was available to the Company under the line of credit and the Company had no borrowings of such amount. The Company believes this financing, combined with cash generated by operations, will provide sufficient funds to finance working capital requirements, and capital additions at this time.

         Material Changes in Results of Operations. Sales in the first nine months of 2001 were 5% lower than the first nine months of 2000. Lower sales are the result of significantly decreased order activity in the first three months of 2001 versus a year ago in both the Prab Conveyor and Hapman Conveyor product lines. New business order bookings have decreased 10% in the first nine months of 2001 compared to the same period a year ago.

         The Company's business is highly competitive and very sensitive to price. The actual sales fluctuation due to price is not known. The order backlog amount at the beginning of a quarter will significantly affect sales for that quarter, due to most equipment orders requiring an eight to twelve week period for engineering, ordering materials, manufacturing, assembly and final run off, if required. Large system orders typically have the greatest impact on sales and backlog. The metal scrap system sales for the Prab Conveyor product line decreased 58% in the first nine months of 2001 versus the same period a year ago. We believe much of the decrease resulted from weakness in automobile sales and manufacturing, where most of these systems would be sold to suppliers for the automotive industry, combined with resolving warranty problems on several systems. The bulk material handling systems contributed to the increase in sales during the first nine months of the Hapman Conveyor product line, which increased sales 3% versus the same period a year ago.

         Costs of products sold were 63% in the first nine months of 2001 compared to 64% a year ago. Selling, general and administrative expenses were 34% in the first nine months of 2001 and 33% in the same period a year ago. The increase was partially due to $43,811 of relocation expenses incurred to move the Company's lone employee from Arizona back to Kalamazoo in an effort to reorganize and strengthen the sales department combined with $34,000 of recruiter fees and relocation expenses booked in the third quarter associated with the hiring of a new vice president of sales for the Hapman Conveyor product line. The annualized warranty expense for fiscal 2001 based on the first nine months is $253,000 compared to $615,000 actual expense in fiscal 2000. During fiscal 2000, the management team implemented plans to reduce future warranty expenses. These plans include; improving the alignment of engineering talent and experience with specific applications, implementing more selective acceptance and approval procedures for specific and difficult product applications, and improved equipment applications guidelines for use by sales and engineering personnel. Also, during 2000, the Company worked to isolate component failures and engineer alternatives for these components in equipment designs for future applications.

         Lower interest expense resulted from paying off the line of credit in March.

         During March 2000, the Company entered into an agreement to sell the remaining Prab Robot product line assets, including inventory, test equipment, engineering drawings, job files, vendor information, customer lists, sales history, sales aids, and five-year convenant not to compete to a single buyer for $5,000 cash, and a non-interest bearing note of $15,000. The note receivable is payable in two payments, $5,000 before June 30, 2000 (which was paid timely), and the balance due not later than March 31, 2001 (which was renegotiated). The book value of the assets sold was approximately $0 due to offsetting lifo and lower of costs or market inventory reserves. The remaining $10,000 due was renegotiated by the purchaser, allowing for a $5,000 cash payment as payment in full (which has been paid). The Company wrote off the remaining $5,000 to bad debt expense in April 2001.

         During fiscal 2000, the Company became aware of a legal action arising out of its disposal of waste at a local landfill. At the same time the Company was offered a settlement agreement to prevent future legal action. During April 2000, the Company settled this matter for a total of $25,000, and paid this amount in May 2000.

         The order backlog of $3,878,000 at the end of the third quarter ended July 31, 2001 compares with $4,186,000 at the end of the previous quarter ended April 30, 2001 and $2,940,000 at the end of the third quarter a year ago.

         Included in the bookings for the first nine months of 2001 is an order for approximately $1,386,000 that is scheduled to ship in the second quarter of 2002. Shipments scheduled in the first quarter of 2002 are low at this time. Cost reduction measures will be implemented if the sluggish economy does not improve and new bookings can not fill the shipment schedule.

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

                                          PRAB, INC.


Date:    September 11, 2001               By:    /S/ Gary A. Herder
                                                 --------------------
                                                 Gary A. Herder
                                          Its:   Chairman, President and
                                                 Chief Executive Officer


Date:    September 11, 2001               By:    /S/ Robert W. Klinge
                                                 ---------------------
                                                 Robert W. Klinge
                                          Its:   Chief Financial Officer

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549





                         Quarterly Report on Form 10-QSB
                       For the Quarter Ended July 31, 2001



                       -----------------------------------

                              Financial Statements

                       -----------------------------------





                                   PRAB, INC.

                            (A Michigan Corporation)

                              5944 E. Kilgore Road
                                  P.O. Box 2121
                            Kalamazoo, Michigan 49003

                                   PRAB, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET

                                                                                        July 31,                     October 31,
                                                                                          2001                          2000
                                                                                   ------------------            -----------------
                                                                                       Unaudited                       (Note)

ASSETS:
     Current assets:
         Cash                                                                      $         438,069              $          68,480
         Accounts Receivable                                                               1,948,165                      2,322,523
         Inventories (Note 2)                                                              1,627,815                      1,734,828
         Other current assets                                                                176,708                        241,696
         Deferred income taxes                                                               409,642                        381,852
                                                                                   -----------------              -----------------

              Total current assets                                                 $       4,600,399              $       4,749,379
                                                                                   -----------------              -----------------

     Property, plant and equipment
         (net of accumulated depreciation of
          $4,023,297 and $3,869,982 respectively)                                            909,406                        982,629
                                                                                   -----------------              -----------------

     Other Assets
         Deferred charges and other assets                                                   134,381                        138,362
         Deferred income taxes                                                               204,108                        346,239
                                                                                   -----------------              -----------------

                  Total other assets                                                         338,489                        484,601
                                                                                   -----------------              -----------------

                  Total assets                                                     $       5,848,294              $       6,216,609
                                                                                   =================              =================

LIABILITIES AND STOCKHOLDERS' EQUITY:
     Current liabilities:
         Accounts and note payable                                                 $         598,307              $       1,353,507
         Other current liabilities                                                         1,298,531                      1,167,066
                                                                                   -----------------              -----------------

                  Total current liabilities                                                1,896,838                      2,520,573
                                                                                   -----------------              -----------------

         Other non-current liabilities                                                        20,573                         19,608
                                                                                   -----------------              -----------------

     Stockholders' equity:
         Common Stock                                                                        181,879                        176,734
         Additional paid-in capital                                                        1,107,556                      1,080,202
         Retained earnings                                                                 2,641,448                      2,419,492
                                                                                   -----------------              -----------------

                  Total stockholders' equity                                               3,930,883                      3,676,428
                                                                                   -----------------              -----------------

                  Total liabilities and stockholders' equity                       $       5,848,294              $       6,216,609
                                                                                   =================              =================



Note: The balance sheet at October 31,2000, has been taken from the audited financial statements at that date and condensed.

                                   PRAB, INC.

                       CONSOLIDATED STATEMENT OF EARNINGS
                                   (Unaudited)


                                                                      Three Months Ended                 Nine Months Ended
                                                                           July 31                            July 31
                                                                -----------------------------      ------------------------------

                                                                     2001             2000              2001           2000
                                                                     ----             ----              ----           ----


Net Sales                                                        $  4,429,152   $  4,318,227        $ 11,223,968    $ 11,765,768

     Costs and expenses:
         Cost of products sold                                      2,810,354      2,866,366           7,104,014       7,553,303
         Selling, general and administrative
              expenses (Note 8)                                     1,298,924      1,309,560           3,786,721       3,914,744
                                                                 ------------   ------------        ------------    ------------
                                                                    4,109,278      4,175,926          10,890,735      11,468,047
                                                                 ------------   ------------        ------------    ------------

              Operating Income                                        319,874        142,301             333,233         297,721
                                                                 ------------   ------------        ------------    ------------

Other income (expenses):
     Interest expense                                                   5,510         (8,989)               (203)        (21,203)
     Gain (loss) on sale of property, plant
        and equipment (Note 6)                                             --         (2,232)                 --          17,768
     Litigation settlement (Note 7)                                        --             --                  --         (25,000)
                                                                 ------------   ------------        ------------    ------------

Income before income taxes                                            325,384        131,080             333,030         269,286

Provision for income taxes                                            113,601         47,867             111,074          99,562
                                                                 ------------   ------------        ------------    ------------

Net Income                                                       $    211,783   $     83,213        $    221,956    $    169,724
                                                                 ============   ============        ============    ============

Earnings (loss) per common share:
        (Note 5)

     Basic                                                       $        .12   $        .05        $        .12    $       (.09)
                                                                 ============   ============        ============    ============

     Diluted                                                     $        .12   $        .04        $        .12    $       (.09)
                                                                 ============   ============        ============    ============


                                   PRAB, INC.

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                                        Nine months ended
                                                                                            July 31,
                                                                                        ----------------

                                                                                   2001                   2000
                                                                                   ----                   ----

Net cash provided by (used in) operating activities                          $        842,181      $         564,884
                                                                             ----------------      -----------------

Cash flows from investing activities:
   Acquisition of property, plant and equipment                                       (80,092)              (126,065)
   Proceeds from sale of property and equipment                                             0                 10,000
                                                                             ----------------       ----------------

    Net cash provided by (used in) investing
       activities:                                                                    (80,092)              (116,065)
                                                                             ----------------       ----------------

Cash flows from financing activities:
   Net increase (decrease) in short term borrowings                                  (425,000)               140,000
   Proceeds from sale of common stock                                                  32,500                  8,125
   Dividend payments                                                                        0                 (3,544)
   Repurchase of stock                                                                      0               (597,666)
                                                                             ----------------       ----------------
Net cash provided by (used in) financing activities
                                                                                     (392,500)              (453,085)
                                                                             ----------------       ----------------

Net increase (decrease) in cash                                                       369,589                 (4,266)

CASH - Beginning                                                                       68,480                 46,637
                                                                             ----------------       ----------------

CASH - Ending                                                                $        438,069       $         42,371
                                                                             ================       ================


                                   PRAB, INC.


              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1.       CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

         The condensed consolidated balance sheet at July 31, 2001, the consolidated statement of earnings and the condensed consolidated statement of cash flows for the three-month and nine month periods ended July 31, 2001 and 2000, have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows at July 31, 2001, and for all periods presented have been made.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's October 31, 2000, annual report to stockholders. The results of operations for the period ended July 31, 2001, is not necessarily indicative of the operating results for the full year.



2.       INVENTORIES:

         Inventories consist of the following:
                                                                  July                     October
                                                                31, 2001                   31, 2000
                                                             -------------               ------------

         Raw materials                                      $         438,696         $        1,053,827
         Work in process                                              608,257                    237,747
         Finished goods and display
           Units                                                      580,862                    443,254
                                                            -----------------         ------------------

         Total inventories                                  $       1,627,815         $        1,734,828
                                                            =================         ==================



3.       UNUSED LINE OF CREDIT:

         The company has a $1,000,000 line of credit which is subject to a borrowing formula based upon certain asset levels of the Company. As of July 31, 2001, $1,000,000 was available to the Company under the line of credit and the Company had no borrowings on the line of credit.

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

                                   PRAB, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)



5.       RECONCILIATION OF EARNINGS PER SHARE:

                       FOR THE QUARTER ENDED JULY 31, 2001





                                                           INCOME                       SHARES                       PER-SHARE
                                                         (Numerator)                 (Denominator)                     Amount
                                                         -----------                 -------------                     ------


Net Income                                             $        211,783

Basic EPS
Income available to
   common stockholders
                                                                211,783                   1,818,793               $            .12
                                                                                                                  ================
Effect of dilutive securities
Stock options
                                                                     --                      17,789
                                                       ----------------            ----------------
Diluted EPS
Income available to
   common stockholders &
   assumed conversions

                                                       $        211,783                   1,836,582               $            .12
                                                       ================            ================               ================



                       FOR THE QUARTER ENDED JULY 31, 2000

                                                            INCOME                       SHARES                      PER-SHARE
                                                         (Numerator)                  (Denominator)                    Amount
                                                         -----------                  -------------                    ------

Net Income                                             $         83,213

Basic EPS
Income available to
   common stockholders                                           83,213                   1,767,339               $            .05
                                                                                                                  ================
Effect of dilutive securities
Stock options                                                        --                     121,236
                                                       ----------------            ----------------
Diluted EPS
Income available to
   common stockholders &
   assumed conversions                                 $         83,213                   1,888,575               $            .04
                                                       ================            ================               ================

                                   PRAB, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5.       RECONCILIATION OF EARNINGS PER SHARE (CONTINUED):

                     FOR THE NINE MONTHS ENDED JULY 31, 2001



                                                                INCOME                    SHARES                PER-SHARE
                                                              (Numerator)              Denominator)              Amount
                                                              -----------             -------------              ------

Net Income                                                  $        221,956

Basic EPS
Income available to common stockholders                              221,956                 1,797,332      $              .12
                                                                                                            ==================

Effect of dilutive securities
Stock options                                                             --                    38,642
                                                            ----------------          ----------------

Diluted EPS
Income (loss) available to
     common stockholders & assumed
         conversions                                        $        221,956                 1,835,974      $              .12
                                                            ================          ================      ==================




                     FOR THE NINE MONTHS ENDED JULY 31, 2000


                                                               INCOME                    SHARES                 PER-SHARE
                                                             (Numerator)              (Denominator)              Amount
                                                             -----------              -------------              ------


Net Income                                                  $        169,724

Less:  Preferred stock dividends                                       3,544
        Preferred stock redemption
              premiums                                               322,667
                                                            ----------------

Basic EPS
Income (loss) available to common
   stockholders                                                     (156,487)                1,761,974      $            (.09)
                                                                                                            =================
Effect of dilutive securities
Stock options
Convertible preferred stock                                                                         --
                                                                          --                        --
                                                            ----------------          ----------------
Diluted EPS
Income (loss) available to
    common stockholders & assumed
        conversions                                         $       (156,487)                1,761,974      $            (.09)
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

                                   PRAB, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


6.       SALE OF PRAB ROBOT PRODUCT LINE:

         During March 2000, the Company entered into an agreement to sell the remaining Prab Robot product line assets, including inventory, test equipment, engineering drawings, job files, vendor information, customer lists, sales history, sales aids, and five-year convenant not to compete for $5,000 cash, and a non-interest bearing note of $15,000. The note receivable is payable in two payments, $5,000 before June 30, 2000 and the balance due no later than March 31, 2001. The book value of the assets sold totaled approximately $0 due to offsetting inventory reserves for lifo, obsolescence, and slow moving items.

         In May, 2001, the Company and purchaser renegotiated the balance due of $10,000. The purchaser is required to pay $5,000 and the company wrote off $5,000 to bad debt in April, 2001.

7.       LITIGATION SETTLEMENT:

         During fiscal 2000, the Company became aware of a legal action arising out of its disposal of waste at a local landfill. At the same time the Company was offered a settlement agreement to prevent future legal action. During April 2000, the Company settled this matter for a total of $25,000, which was paid in May 2000.

8.       EMPLOYEE RELOCATION:

         The Company, in the second quarter, offered its lone employee located in Arizona the option of moving back to Kalamazoo, which the employee accepted. The Company agreed to pay for three months of temporary living expenses, moving expenses, and expenses related to selling the employee's home in Arizona. Accordingly, $43,811 was included in selling, general, and administrative expenses in the second quarter for fiscal year 2001.