Form 10KSB40
period 2001-10-31
PRAB INC
filed 2002-01-25
CIK 354383

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended October 31, 2001

                 [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                        For the transition period from       to
                                                       -----

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
Yes    x    No
    -------    -------

         Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.[X]

         The issuer's revenues for its most recent fiscal year were:
$14,847,178.

         The aggregate market value of Common Stock held by persons not "affiliated" with the issuer, based on the average bid and ask price of the Common Stock as of December 31, 2001, was $1,082,045. For purposes of this computation, all executive officers, directors and 5% shareholders of the Company have been assumed to be affiliates. Certain of such persons may disclaim that they are affiliates of the Company.

         As of December 31, 2001, the registrant had outstanding 1,768,793 shares of Common Stock, $.10 par value.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                                 Parts of Form 10-KSB Into Which
Identity of Document                                    Document is Incorporated

Definitive Proxy Statement with                                      Part III
respect to the 2002 Annual Meeting
of Shareholders of the Company.

Transitional Small Business Disclosure Format:

Yes [ ]             No [X]

                                     PART I

Item 1. Business

General

         The Company is a Michigan corporation organized in 1961. The Company's operations consist of designing and manufacturing conveyors, metal scrap reclamation systems and bulk material handling equipment. The Company sells its products worldwide through a network of factory sales engineers and manufacturers' agents. These products are used in a variety of manufacturing processes to reduce labor costs, increase productivity, improve quality and save materials and energy resources.

Overview

         The Company designs and manufactures complete metal scrap reclamation systems which it sells to die casting, metal stamping, general metal working, and other industries. These systems reduce labor, manufacturing and transportation costs associated with metal scrap disposal, reclaim cutting fluids, and increase the value of metal scrap. The Company's scrap metal reclamation systems are priced from $50,000 to $1,500,000 and range from a single machine to a complex group of machines including conveyors, crushers, centrifuges, briquetters, and related equipment.

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

         The Company also designs and manufactures, to meet customer specifications, conveyors and systems under the trade name of HapmanTM, which are used primarily to transport bulk materials, such as powders and chemicals. These tubular, flexible screw (HelixTM), and pneumatic conveyors, bulk bag unloaders, bulk bag fillers, and bag dumping stations (also known as "bulk material handling equipment") are used in the chemical, pharmaceutical, food, plastics and other processing industries and sell in the price range of $2,000 to $250,000.

Sales

         The Company's business is not seasonal; however, fluctuations in sales are common due to large system orders, which is typical of the capital equipment industry. Foreign sales and license fees accounted for 7%, 11%, and 11% of the Company's net sales for each of the fiscal years 2001, 2000 and 1999, respectively. The Company's sales are not dependent on one or a few major customers.

Backlog

         The Company's backlog of orders as of October 31, 2001 and October 31, 2000 is set forth below. The Company believes all backlog orders outstanding as of October 31, 2001 will be filled within one year.

                                                                              Increase
                            As of                     As of                  (Decrease)
                         October 31,               October 31,                From 2000
                            2001                      2000                     to 2001
                         -----------               -----------                ----------
                         $2,995,000                $3,984,000                   (25%)

Marketing and Distribution

         The Company maintains demonstration equipment in its factory applications laboratory.

         The Company generates inquiries through advertising, trade shows, trade releases, it's internet web sites, and customer referrals. Sales of all the Company's products are made by factory sales engineers and manufacturers' agents.

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

         Warranty expense for the past three years has been approximately $277,000, $615,000, and $485,000 for 2001, 2000 and 1999, respectively.

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

Employees

         As of December 31, 2001, the Company employed 72 persons, 70 of which persons were employed on a full-time basis. 31 of the employees are covered by a collective bargaining agreement with the United Steelworkers of America, AFL-CIO-CLC. A one-year extension to the three-year contract with the Union expires on November 1, 2002.

Item 2. Properties

         All of the Company's offices and manufacturing facilities are located in Kalamazoo, Michigan, in a 72,000 square foot building owned by the Company.

         The Company's facility has been used for conveyor manufacturing since the early 1960's. The facility's office space is more than adequate for the Company's present level of business, and the manufacturing capacity is under-utilized with only a first shift operation. The facility is in good operating condition. The Company's bank holds a mortgage on the facility to secure payment of the Company's obligations to it.

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

                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters

         The following table sets forth the range of high and low bid information for the Company's two most recent fiscal years:


                                                               2001
                                                               ----

                                            First             Second            Third            Fourth
                                            Quarter           Quarter           Quarter          Quarter
                                            -------           -------           -------          -------
Stock Price                (bid)
                           High             1 7/8             1 5/8             1 1/10             9/10
                           Low              1 1/2               5/8               7/10             65/100

                                                               2000
                                                               ----

                                            First             Second            Third            Fourth
                                            Quarter           Quarter           Quarter          Quarter
                                            -------           -------           -------          -------
Stock Price                (bid)
                           High              1 3/4            2 3/4             2 3/8            1 15/16

                           Low               1 1/2            1 19/32           1 5/8            1 1/2

         The Common Stock is regularly quoted on the OTC Bulletin Board (OTCBB). The above bid prices are quotations reflecting inter-dealer prices, without retail markup, markdown or commissions, and may not necessarily represent actual transactions. At December 31, 2001, there were approximately 993 record holders of the Common Stock.

         The Company has paid no dividends on its Common Stock. The payment of dividends in the future will be dependent upon the financial condition, capital requirements, earnings of the Company and such other factors as the Board of Directors may deem relevant.

Item 6. Management's Discussion and Analysis or Plan of Operation

Overview of Recent Significant Events

         Net sales in 2001 decreased 5% and new order bookings decreased 21% when compared to 2000. Operating income increased 372% primarily from the Company's ability to lower warranty expense $338,000 from the prior year, combined with lowering the direct cost of products shipped by 2.6% versus a year ago.

         The Company, in August, 2001, repurchased 50,000 shares of its common stock from a former officer of the Company at a price of $1.10 per share. The repurchased shares were retired from circulation.

         Bookings in fiscal year 2001 were low as a result of a weak USA economy, further weakened by the September 11 terrorist attack on New York city.

         The Company implemented cost reduction programs at the beginning of the year and added additional cost cutting measures in the fourth quarter to conserve cash, reduce expenses, and minimize the effect of low bookings on future operating results.

2001 Compared to 2000

         Net sales decreased 5% in 2001 to $14,847,000 from $15,687,000 in 2000.
Part sales were 21% of total sales in 2001 and 23% in 2000.

         The Company's business is highly competitive and very sensitive to price. The decrease in net sales in 2001 was primarily due to decreased sales of Prab parts and chip systems. The actual sales fluctuation due to price is not known.

         Cost of sales compared to net sales decreased to 60% in 2001 from 66% in 2000 primarily from lower material costs, labor content, and warranty expense. Selling, general and administrative expenses were 34% of net sales in 2001 and 33% in 2000.

         Warranty expense was $277,000 in fiscal year 2001 compared to $615,000 a year ago. The decrease resulted primarily from plans implemented by management in fiscal year 2000 to reduce warranty expense. These plans included; improving the alignment of engineering talent and experience with specific applications, implementing more selective acceptance and approval procedures for specific and difficult product applications, and improved equipment application guidelines for use by sales and engineering personnel.

         Also during 2000, the Company worked to isolate component failures and engineer alternatives for these components in equipment designs for future applications. The goal of these plans is to improve our ability to properly align specific product applications with customer needs and expectations.

         As part of the Company's normal accounting procedures, the management team has analyzed all jobs for future warranty exposure and believes its reserve is adequate.

         During March 2000, the Company entered into an agreement to sell the remaining Prab Robot product line assets, including inventory, test equipment, engineering drawings, job files, vendor information, customer lists, sales history, sales aids, and five-year covenant not to compete to a single buyer for $5,000 cash, and a non-interest bearing note of $15,000. The note receivable was paid except for $5,000, which was renegotiated by the buyer, and written off to bad debts by the Company in April 2001. The book value of the assets sold was approximately $0.

         During fiscal 2000, the Company became aware of a legal action arising out of its disposal of waste at a local landfill. At the same time the Company was offered a settlement agreement to prevent future legal action. During April 2000, the Company settled this matter for a total of $25,000, and paid this amount in May 2000.

Trends

         The Company's backlog of orders at October 31, 2001 is 25% lower than the prior year due to weak fourth quarter bookings resulting from the weak economy and the September 11 terrorist attack. November and December bookings continued to be less than our targeted goals. The economy in the United States appears to be stagnant at this time which may negatively affect future bookings, sales, income, and cash during the year unless an economic recovery begins to take hold.

         The management team plans to improve the operating profit in fiscal year 2002 by continuing to improve shop efficiency, decrease material content in cost of sales, lower costs of major products, decrease overhead, and continue to reduce warranty expense.

          Sales of bulk material handling parts and equipment in 2001 decreased 6% from 2000 sales. Sales of metal scrap processing conveyors, parts, and chip systems in 2001 decreased 5% from 2000 sales.

Liquidity and Financial Condition

         The Company's primary cash requirements in 2001 were operating expenses, capital expenditures, and repayments on the line of credit.

         In 2001, the Company's operations provided $1,100,000 of cash and the Company had working capital at the end of the year of $3,056,000 compared to $2,229,000 a year ago. The increase resulted primarily from lower accounts payable and having no outstanding balance on the Company's line of credit. Capital expenditures were down from the prior year with $99,000 in 2001 versus $163,000 in 2000.

         The increase in cash resulted from cost cutting measures implemented in the fourth quarter combined with collections on receivables and requiring less purchased material to meet November 2001 shipments.

         The decrease in accounts receivable was largely attributable to a decrease in fourth quarter sales for fiscal 2001 of approximately $280,000, compared to fourth quarter sales for fiscal 2000. This decrease was due to lower sales activity in general, and was not attributable to the timing of large orders.

         Orders are booked and scheduled to be manufactured based upon openings in the Company's production schedule, availability of materials, and the customers desired receipt date.

         The increase in the allowance for doubtful accounts is primarily due to more customers not paying their outstanding balances, which most likely is the result of the weaker economy at the end of fiscal year 2001. There have been no changes to the Company's credit policies. The customer's credit worthiness is evaluated at the time it issues the Company a purchase order.

         The decrease in Inventory resulted from lower scheduled shipments in November 2001 combined with management's efforts during fiscal year 2001 to reduce the amount of inventory on hand.

         Accounts and notes payable decreased due to the lower level of business combined with the Company paying off its line of credit.

         The Company has a $1,000,000 line of credit which is subject to a borrowing formula based upon certain asset levels of the Company. Payment of the line of credit is secured by liens on all of the assets of the Company. As of December 31, 2001, $1,000,000 was available to the Company under the line of credit and the Company had borrowed $0 of such amount. The Company believes this financing, combined with cash generated by operations in 2002, will provide sufficient funds to finance working capital requirements and capital additions.

Summary

         Management of the Company believes that the Company's 2002 performance will be significantly impacted by the United States economy. If the economy improves significantly, the Company should reap the benefits of increased bookings and shipments as the year progresses. Likewise, the reverse is true, if the economy weakens further, the Company could experience lower sales as the year continues which would adversely affect cash and net income.

Item 7. Financial Statements

         (a) The following Financial Statements are attached hereto in response to Item 7:

                  Independent Auditor's Report - Plante & Moran, LLP

                  Consolidated Balance Sheets - October 31, 2001 and October 31, 2000

                  Consolidated Statement of Income - Years ended October 31, 2001 and October 31, 2000

                  Consolidated Statement of Changes in Stockholders' Equity - Years ended October 31, 2001 and October 31, 2000

                  Consolidated Statement of Cash Flows - Years ended October 31, 2001 and October 31, 2000

                  Notes to Financial Statements

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

Item 10. Executive Compensation

         The information under the captions "Executive Compensation", "Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values" and "Compensation of Directors" contained in the Company's Definitive Proxy Statement filed with the Commission, is incorporated herein by reference.

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

24e.       Power of Attorney for Frederick J. Schroeder, Jr.

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

                                        PRAB, INC.


                                        By:   /s/Gary A. Herder
                                              ----------------------------------
                                              Gary A. Herder,
                                              President

January 25, 2002

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature                                   Title                                       Date
---------                                   -----                                       ----
/s/Gary A. Herder                           President, Chief                            January 25, 2002
---------------------------------           Executive Officer
   Gary A. Herder                           And Director (Principal
                                            Executive Officer)



                                            Secretary and Director                      January 25, 2002
---------------------------------
   *Eric V. Brown, Jr.


                                            Director                                    January 25, 2002
---------------------------------
   *William G. Blunt


                                            Director                                    January 25, 2002
---------------------------------
   *James H. Haas


                                            Director                                    January 25, 2002
---------------------------------
   *John W. Garside


                                            Director                                    January 25, 2002
---------------------------------
   *Frederick J. Schroeder, Jr.


/s/Robert W. Klinge                         Treasurer, Vice                             January 25, 2002
-------------------                         President of Finance
   Robert W. Klinge                         And Chief Financial
                                            Officer (Principal
                                            Accountant and Principal
                                            Financial Officer)

*
By:/s/ Gary A. Herder                                                                   January 25, 2002
   ------------------
   Gary A. Herder
   Attorney-in-Fact

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                          Annual Report on Form 10-KSB
                       For the Year Ended October 31, 2001






                              Financial Statements
                                Index to Exhibits
                                    Exhibits






                                    PRAB,INC.
                            (A Michigan Corporation)
                              5944 E. Kilgore Road
                                  P.O. Box 2121
                            Kalamazoo, Michigan 49003

                                   PRAB, INC.
               =================================================

                          CONSOLIDATED FINANCIAL REPORT
                                OCTOBER 31, 2001

PRAB, INC.
================================================================================
                                                                        CONTENTS







REPORT LETTER                                                                1


CONSOLIDATED FINANCIAL STATEMENTS

    Balance Sheet                                                            2

    Statement of Income                                                      3

    Statement of Changes in Stockholders' Equity                             4

    Statement of Cash Flows                                                  5

    Notes to Financial Statements                                          6-18

                          Independent Auditor's Report



To the Directors and Stockholders
Prab, Inc.


We have audited the accompanying consolidated balance sheet of Prab, Inc. and subsidiary as of October 31, 2001 and 2000, and the related consolidated statements of income, stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Prab, Inc. and subsidiary at October 31, 2001 and 2000, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.


/s/ PLANTE & MORAN, LLP

Kalamazoo, Michigan
December 5, 2001

PRAB, INC.
================================================================================

                                                                                           October 31
                                                                                ------------------------------
                                                                                    2001              2000
                                                                                ------------       -----------
                                                ASSETS
CURRENT ASSETS
   Cash                                                                          $   621,795       $    68,480
   Accounts receivable, net of allowance for doubtful
        accounts of $58,257 in 2001 and $31,821 in 2000                            1,846,566         2,322,523
   Inventories (Note 2)                                                            1,504,818         1,734,828
   Deferred income taxes (Note 7)                                                    288,910           381,852
   Other current assets                                                              245,321           241,696
                                                                                ------------       -----------
                Total current assets                                               4,507,410         4,749,379

PROPERTY, PLANT AND EQUIPMENT (Note 3)                                               879,108           982,629

OTHER ASSETS
   Deferred income taxes (Note 7)                                                    228,058           346,239
   Unamortized pension cost (Note 5)                                                 110,573                -
   Other assets                                                                       13,114           138,362
                                                                                ------------       -----------
                Total other assets                                                   351,745           484,601

















                                                                                ------------       -----------
                Total assets                                                     $ 5,738,263       $ 6,216,609
                                                                                ============       ===========

See Notes to Consolidated Financial Statements.

================================================================================
                                                      CONSOLIDATED BALANCE SHEET

                                                                                           October 31
                                                                                ------------------------------
                                                                                    2001              2000
                                                                                ------------       -----------
                                       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Notes payable - Bank (Note 4)                                                 $        -        $   425,000
   Accounts payable                                                                  312,183           928,507
   Customer deposits                                                                 111,240           249,466
   Salaries, wages and vacation                                                      385,801           320,989
   Commissions                                                                       326,350           318,965
   Other accrued expenses                                                            316,322           277,646
                                                                                ------------       -----------
                Total current liabilities                                          1,451,896         2,520,573

NONCURRENT LIABILITIES
   Deferred compensation (Note 5)                                                     20,894            19,608
   Accrued pension cost (Note 5)                                                     205,246                -
                                                                                ------------       -----------
                Total noncurrent liabilities                                         226,140            19,608

STOCKHOLDERS' EQUITY
   Non-convertible preferred stock (Note 10) - $.50 par value:
        Authorized - 600,000 shares
        Issued and outstanding - 0 shares at October 31, 2001
           and 2000, respectively                                                         -                 -
   Convertible preferred stock (Note 10) - $.75 par value:
        Authorized - 2,000,000 shares
        Issued and outstanding - 0 shares at October 31,
           2001 and 0 shares at October 31, 2000                                          -                 -
   Common stock - $.10 par value:
        Authorized - 7,000,000 shares
        Issued and outstanding - 1,768,793 shares at October 31,
           2001 and 1,767,339 shares at October 31, 2000                             176,879           176,734
   Additional paid-in capital                                                      1,057,556         1,080,202
   Retained earnings since November 1, 1995                                        2,961,349         2,419,492
   Accumulated other comprehensive income                                           (135,557)               -
                                                                                ------------       -----------
                Total stockholders' equity                                         4,060,227         3,676,428
                                                                                ------------       -----------
                Total liabilities and stockholders' equity                       $ 5,738,263       $ 6,216,609
                                                                                ============       ===========

PRAB, INC.
================================================================================
                                                CONSOLIDATED STATEMENT OF INCOME

                                                                                    Year Ended October 31
                                                                                ------------------------------
                                                                                    2001              2000
                                                                                ------------       -----------
NET SALES                                                                        $14,847,178       $15,686,729

COST OF SALES                                                                      8,954,179        10,326,969
                                                                                ------------       -----------
GROSS PROFIT                                                                       5,892,999         5,359,760

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                                       5,061,227         5,183,559
                                                                                ------------       -----------
OPERATING INCOME                                                                     831,772           176,201

OTHER INCOME (EXPENSES)
   Interest expense                                                                   (8,814)          (36,222)
   Interest income                                                                    10,464             3,417
   Gain on sale of Robot product line assets (Note 1)                                     -             20,000
   Settlement related to environmental matter (Note 11)                                   -            (25,000)
   Other                                                                              (1,868)           (2,232)
                                                                                ------------       -----------

INCOME - Before income taxes                                                         831,554           136,164

INCOME TAX EXPENSE (Note 7)                                                          289,697            44,850
                                                                                ------------       -----------

NET INCOME                                                                      $    541,857       $    91,314
                                                                                ============       ===========
EARNINGS PER COMMON AND COMMON SHARE EQUIVALENT
        Basic                                                                   $       0.30       $     (0.13)
                                                                                ============       ===========
        Diluted                                                                 $       0.30       $     (0.13)
                                                                                ============       ===========

See Notes to Consolidated Financial Statements.

PRAB, INC.
================================================================================

                                                  Convertible Preferred Stock               Common Stock
                                                 -----------------------------------------------------------------



                                                   Shares               Amount           Shares          Amount
                                                 -----------         -----------       -----------     -----------
BALANCE - November 1, 1999                          366,667          $  275,000         1,757,339      $  175,734

Convertible preferred stock
   dividends (Note 10)                                   -                   -                 -               -

Redemption of convertible preferred                (366,667)           (275,000)               -               -
   stock (Note 10)

Issuance of common stock                                 -                   -             10,000           1,000

Net income                                               -                   -                 -               -
                                                 -----------         -----------       -----------     -----------
BALANCE - October 31, 2000                               -                   -          1,767,339         176,734

Issuance of common stock                                 -                   -             66,555           6,655

Repurchase of common stock                               -                   -            (65,101)         (6,510)

Comprehensive income:
  Net income                                             -                   -                 -               -
  Minimum pension liability adjustment                   -                   -                 -               -
        Net comprehensive income
                                                 -----------         -----------       -----------     -----------

BALANCE - October 31, 2001                               -           $       -          1,768,793      $  176,879
                                                 ===========         ===========       ===========     ===========


See Notes to Consolidated Financial Statements.

================================================================================
                       CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                            Accumulated
        Additional                             Other             Total
         Paid-in           Retained        Comprehensive      Stockholders'
         Capital           Earnings            Income            Equity
     ----------------  ----------------   ----------------  ----------------
      $   1,395,743     $   2,331,722      $           -     $   4,178,199


                 -             (3,544)                 -            (3,544)

           (322,666)               -                   -          (597,666)


              7,125                -                   -             8,125

                 -             91,314                  -            91,314
     ----------------  ----------------   ----------------  ----------------

          1,080,202         2,419,492                  -         3,676,428

             45,833                -                   -            52,488

            (68,479)               -                   -           (74,989)


                 -            541,857                  -           541,857
                 -                 -             (135,557)        (135,557)
                                                            ----------------
                                                                   406,300
     ----------------  ----------------   ----------------  ----------------

      $   1,057,556     $   2,961,349      $     (135,557)   $   4,060,227
     ================  ================   ================  ================

PRAB, INC.
================================================================================
                                            CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                          Year Ended October 31
                                                                                      -----------------------------
                                                                                          2001             2000
                                                                                      ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                                          $   541,857      $    91,314
   Adjustments to reconcile net income to net cash
     from operating activities:
        Depreciation and amortization                                                      200,838          205,686
        Loss on disposal of fixed assets                                                     1,868            2,232
        Bad debt expense                                                                    65,496           11,380
        Deferred taxes                                                                     280,955           34,154
        (Increase) decrease in assets:
           Accounts receivable                                                             410,461          697,499
           Inventories                                                                     230,010         (184,889)
           Other current and noncurrent assets                                              10,907          (77,552)
        Increase (decrease) in liabilities:
           Accounts payable                                                               (616,324)          41,240
           Customer deposits                                                              (138,226)         109,624
           Accrued expenses                                                                110,873         (278,518)
           Deferred compensation                                                             1,286            1,236
                                                                                      ------------     ------------
                Net cash provided by operating activities                                1,100,001          653,406

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of equipment                                                                   (99,185)        (163,478)
                                                                                      ------------     ------------
                Net cash used in investing activities                                      (99,185)        (163,478)

CASH FLOWS FROM FINANCING ACTIVITIES
   Net borrowings (repayments) on line of credit                                          (425,000)         125,000
   Redemption of convertible preferred stock                                                    -          (597,666)
   Issuance of common stock                                                                 32,499            8,125
   Repurchase of common stock                                                              (55,000)              -
   Payment of dividends                                                                         -            (3,544)
                                                                                      ------------     ------------
                Net cash used in financing activities                                     (447,501)        (468,085)
                                                                                      ------------     ------------
NET INCREASE IN CASH                                                                       553,315           21,843
CASH - Beginning of year                                                                    68,480           46,637
                                                                                      ------------     ------------
CASH - End of year                                                                     $   621,795      $    68,480
                                                                                      ============     ============

See Notes to Consolidated Financial Statements.

PRAB, INC.
================================================================================
                                                   NOTES TO FINANCIAL STATEMENTS
                                                       OCTOBER 31, 2001 AND 2000


NOTE 1 - NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

         Prab, Inc. and subsidiary (the "Company") is engaged in the manufacturing of metal scrap reclamation systems and conveyor equipment. Major customers are in the metal working, chemical, pharmaceutical, and food processing industries throughout the United States, Canada, Mexico, Asia, and Europe. Sales outside the United States were approximately 7 percent and 11 percent of total sales in 2001 and 2000, respectively. Accounts receivable generated from foreign sales totaled approximately $195,000 and $312,000 as of October 31, 2001 and October 31, 2000, respectively.

         BASIS OF CONSOLIDATION - Effective November 1, 1988, the Company formed a wholly-owned subsidiary, Prab Limited, to conduct certain of its operations. The subsidiary is essentially inactive at the present time. The consolidated financial statements include the accounts of Prab, Inc. and its subsidiary, after elimination of all significant intercompany transactions and accounts.

         REVENUE RECOGNITION - As a manufacturer, the Company recognizes revenue when the activities that constitute its major or central operations are complete, which is generally upon shipment. Incidental activities incurred after shipment, if any, are accrued when revenue is recognized.

         The Company is not in the business of installation. The Company's products are generally installed by subcontractors hired by its customers, or occasionally by the Company. Generally, title passes at shipping point.

         INVENTORIES - Inventories are stated at the lower of cost or market. Cost is determined by the last-in, first-out (LIFO) method.

         The Company's policy is to review its inventory for specific usage and future utility. Estimates for impairment of individual items of inventory are recorded to reduce the item to the lower of cost or market.

         PROPERTY, PLANT AND EQUIPMENT - Property, plant and equipment are recorded at cost. Costs for maintenance and repairs are charged to expense when incurred. Depreciation is provided using the straight-line method over the estimated useful lives of the assets.

         WARRANTIES - The Company's products are generally under warranty against defects in material and workmanship for a period of one year. The Company has established a reserve of approximately $97,000 and

PRAB, INC.
================================================================================
                                                   NOTES TO FINANCIAL STATEMENTS
                                                       OCTOBER 31, 2001 AND 2000


         $123,000 at October 31, 2001 and 2000, respectively, for these anticipated future warranty costs.

PRAB, INC.
================================================================================
                                                   NOTES TO FINANCIAL STATEMENTS
                                                       OCTOBER 31, 2001 AND 2000


NOTE 1 - NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         ADVERTISING - Advertising expense was approximately $321,000 and $354,000 for the years ended October 31, 2001 and 2000, respectively, mostly for trade shows and publications.

         SALE OF ROBOT PRODUCT LINE ASSETS - During March 2000, the Company completed a strategy to exit the Robot business when it sold the remaining assets of the robot product line. The sale included inventory, test equipment, engineering drawings, job files, vendor information, customer lists, sales history, sales aids, and a five year covenant not to compete for $5,000 cash, and a non-interest bearing note for $15,000 to a single, unrelated purchaser. There were no liabilities associated with this remaining business and accordingly, the purchaser assumed no liabilities. The book value of the assets sold was approximately $0 due to offsetting LIFO and lower of cost or market inventory reserves.

         NET INCOME PER COMMON AND COMMON EQUIVALENT SHARE - The Company calculates earnings per share according to the provisions of SFAS 128.

         A reconciliation of net income to net income available to common shareholders is as follows:

                                                                  2001                       2000
                                                       --------------------------  --------------------------
                                                          Basic        Diluted        Basic        Diluted
                                                       Earnings Per  Earnings Per  Earnings Per  Earnings Per
                                                          Share         Share         Share         Share
                                                       ------------  ------------  ------------  ------------
Net income                                             $  541,857    $  541,857     $   91,314    $   91,314

Premium paid on redemption of preferred stock                  -             -        (322,666)     (322,666)
Dividends on convertible preferred stock                       -             -              -         (3,544)
                                                       ------------  ------------  ------------  ------------
Net income available to common shareholders            $  541,857    $  541,857     $ (231,352)   $ (234,896)
                                                       ============  ============  ============  ============
Common and common equivalent shares outstanding         1,802,467     1,834,329      1,763,323     1,763,323
                                                       ============  ============  ============  ============
Earnings per common and common equivalent shares       $     0.30    $     0.30     $    (0.13)   $    (0.13)
                                                       ============  ============  ============  ============

PRAB, INC.
================================================================================
                                                   NOTES TO FINANCIAL STATEMENTS
                                                       OCTOBER 31, 2001 AND 2000


NOTE 1 - NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         A reconciliation of common and common equivalent shares outstanding is as follows:

                                                                       2001                        2000
                                                            ---------------------------- ----------------------------
                                                                Basic         Diluted        Basic         Diluted
                                                            -------------  ------------- -------------  -------------
Weighted average number of outstanding common shares           1,802,467      1,802,467     1,763,323      1,763,323
Incremental shares from outstanding options dated 02/22/91            -           8,937            -              -
Incremental shares from outstanding options dated 10/23/91            -              -             -              -
Incremental shares from outstanding options dated 05/26/94            -          22,605            -              -
Incremental shares from outstanding options dated 11/19/97            -              -             -              -
Incremental shares from outstanding options dated 01/18/00            -              -             -              -
Incremental shares from outstanding options dated 07/25/01            -             320            -              -
                                                            -------------  ------------- -------------  -------------
Common and common equivalent shares outstanding                1,802,467      1,834,329     1,763,323      1,763,323
                                                            =============  ============= =============  =============

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

         CONCENTRATION OF LABOR - Approximately 37 percent of the Company's workforce is subject to a collective bargaining agreement. The collective bargaining agreement expires October 31, 2002.

PRAB, INC.
================================================================================
                                                   NOTES TO FINANCIAL STATEMENTS
                                                       OCTOBER 31, 2001 AND 2000



NOTE 1 - NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         STOCK OPTIONS - The Company has four stock option plans (see Note 6). The Company accounts for its stock options using the intrinsic value method. Under that method, compensation expense is recognized to the extent the fair value of the common stock exceeds the exercise price of the options at the date the options are granted. Under the Company's plans, the exercise price of options granted must equal or exceed the value of the stock at the grant date. Accordingly, no amounts are recorded as compensation expense for options granted.

         OTHER COMPREHENSIVE INCOME - Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income; although certain changes in assets and liabilities, such as minimum pension liability amounts, are reported as a separate component of the equity section of the balance sheet. Such items, along with net income, are components of comprehensive income. Accumulated other comprehensive income at October 31, 2001 consists solely of pension losses not yet recognized in pension expense, which amounts to $135,557, net of taxes of $69,832. There were no items of other comprehensive income as of October 31, 2000.

NOTE 2 - INVENTORIES

         Inventories consist of the following:

                                                              2001             2000
                                                         -------------    -------------
Raw materials                                            $   1,036,253    $   1,053,827
Work in process                                                 76,661          237,747
Finished goods and display units                               391,904          443,254
                                                         -------------    -------------

                Total inventories                        $   1,504,818    $   1,734,828
                                                         =============    =============


         Inventories are stated at the lower of cost, determined by the LIFO method, or market. If the FIFO method had been used for the entire consolidated group, inventories, after an adjustment to the lower of cost or market, would have been approximately $1,850,000 and $2,120,000 at October 31, 2001 and 2000, respectively.

         The reserve for inventory obsolescence was approximately $236,000

PRAB, INC.
================================================================================
                                                   NOTES TO FINANCIAL STATEMENTS
                                                       OCTOBER 31, 2001 AND 2000



         and $204,000 as of October 31, 2001 and 2000, respectively.

PRAB, INC.
================================================================================
                                                   NOTES TO FINANCIAL STATEMENTS
                                                       OCTOBER 31, 2001 AND 2000



NOTE 3 - PROPERTY, PLANT AND EQUIPMENT

         Cost of property, plant and equipment and depreciable lives are summarized as follows:

                                                                                        Depreciable
                                                       2001               2000          Life - years
                                                  --------------      -------------    --------------
Land                                               $     28,939        $    28,939           -
Buildings and improvements                            1,830,786          1,816,584         10-30
Machinery and equipment                               2,823,681          3,007,088          3-10
                                                  --------------      -------------
                Total cost                            4,683,406          4,852,611

Less accumulated depreciation                         3,804,298          3,869,982
                                                  --------------      -------------
                Net carrying amount                $    879,108        $   982,629
                                                  ==============      =============

         Depreciation expense totaled approximately $201,000 and $206,000 at October 31, 2001 and 2000, respectively.

NOTE 4 - NOTE PAYABLE

         At October 31, 2001, the Company has available a $1,000,000 line of credit under a commercial revolving note, expiring April 30, 2002, bearing interest at .75 percent below the bank's prime rate for an effective rate of 4.75 percent at October 31, 2001. The line of credit is collateralized by essentially all assets of the Company. Available borrowings are based on a formula of eligible accounts receivable and inventory.

         Pursuant to the line of credit agreement, the Company has agreed to maintain certain levels of tangible net worth and maintain minimum ratios of current assets to current liabilities and debt to tangible net worth. The Company has also agreed not to create, incur, assume, or guarantee indebtedness, merge, sell or lease a substantial part of the business, or make loans.

         Based on the borrowing rates currently available to the Company for similar terms, the fair value of the note payable approximated its carrying value at October 31, 2000.

PRAB, INC.
================================================================================
                                                   NOTES TO FINANCIAL STATEMENTS
                                                       OCTOBER 31, 2001 AND 2000



NOTE 5 - PENSION AND PROFIT-SHARING PLANS

         As of October 31, 2001 and 2000, the Company is participating in a defined benefit plan for their collective bargaining unit. The following table sets forth the funded status of the Company's defined benefit pension plan and amounts recognized in the balance sheet at October 31, 2001 and 2000:

                                                                                2001            2000
                                                                           --------------  --------------
Actuarial present value of accumulated benefit
     obligation, including vested benefits of $915,379
     and $911,353 in 2001 and 2000, respectively                           $   1,087,830   $   1,045,054
                                                                           ==============  ==============
Projected benefit obligation for service rendered to date                  $  (1,087,830)  $  (1,045,054)
Plan assets at fair value - Primarily nongovernment
     obligations and listed stock                                                882,584       1,269,878
                                                                           --------------  --------------
Overfunded (underfunded) status                                                 (205,246)        224,824
Unrecognized net (gain) loss from experience different
     than that assumed or change in assumptions                                  205,389        (218,453)
Unrecognized prior service cost due to plan
     amendment being amortized over 15 years                                     114,303         128,698
Unrecognized net asset at November 1, 1987
     being recognized over 15 years                                               (3,730)         (7,804)

Minimum liability adjustment                                                    (315,962)             -
                                                                           --------------  --------------
        Prepaid (accrued) pension cost                                     $    (205,246)  $     127,265
                                                                           ==============  ==============

PRAB, INC.
================================================================================
                                                   NOTES TO FINANCIAL STATEMENTS
                                                       OCTOBER 31, 2001 AND 2000



NOTE 5 - PENSION AND PROFIT-SHARING PLANS (CONTINUED)

         A reconciliation of the projected benefit obligation is as follows:

                                                                    2001                    2000
                                                                -------------           -------------
Projected benefit obligation - Beginning of year                $ (1,045,054)           $   (995,967)
Actuarial gain (loss) during year                                     28,692                  15,998
Service cost                                                         (27,606)                (25,439)
Interest cost                                                        (70,149)                (67,540)
Distributions to plan participants                                    26,287                  27,894
                                                                -------------           -------------
Projected benefit obligation - End of year                      $ (1,087,830)           $ (1,045,054)
                                                                =============           =============

         A reconciliation of fair value of plan assets is as follows:

                                                                    2001                    2000
                                                                -------------           -------------
Fair value of plan assets - Beginning of year                   $  1,269,878            $  1,204,518
Distributions to plan participants                                   (26,287)                (27,894)
Actual return on plan assets                                        (361,007)                 93,254
                                                                -------------           -------------
Fair value of plan assets - End of year                         $    882,584            $  1,269,878
                                                                =============           =============

         Pension expense included the following components:

                                                                    2001                    2000
                                                                -------------           -------------
Service cost - Benefits earned during the year                  $     27,606            $     25,439
Interest cost on projected benefit obligation                         70,149                  67,540
Expected return on plan assets                                       (90,774)               (106,550)
Amortization of unrecognized transition asset                         (4,074)                 (4,074)
Amortization of unrecognized gains                                      (753)                (17,108)
Amortization of prior service cost                                    14,395                  14,395
                                                                -------------           -------------
                Net periodic pension cost (income)              $     16,549            $    (20,358)
                                                                =============           =============

         The discount rate used in determining the actuarial present value of the projected benefit obligation was 7 percent for 2001 and 2000. The expected long-term rate of return on assets was 8 percent for 2001 and 2000.

         The Company contributed $0 in 2001 and 2000 to the pension plan for hourly employees covered by its collective bargaining agreement. The Company's policy is to make annual contributions as required by

PRAB, INC.
================================================================================
                                                   NOTES TO FINANCIAL STATEMENTS
                                                       OCTOBER 31, 2001 AND 2000


         applicable regulations.

NOTE 5 - PENSION AND PROFIT-SHARING PLANS (CONTINUED)

         Due to the unrecognized net loss from experience different than that assumed, the Company was required to record an additional pension liability of $315,962 as of October 31, 2001. That adjustment, which reflects pension cost not yet recognized in pension expense, resulted in an intangible asset for unamortized pension costs of $110,573 and a charge to other comprehensive income of $135,557, net of the related tax effect of $69,832. No minimum pension liability adjustment was required at October 31, 2000.

         The Company's salaried employees profit-sharing plan is a combination defined contribution profit sharing and 401(k) plan. The profit-sharing plan covers substantially all employees of the Company other than those covered by the collective bargaining agreement. It provides for an annual contribution of not less than 5 percent of the Company's income before income taxes, proceeds from life insurance policies and gain on sale of capital assets. Contributions for the profit-sharing plan have been used to buy Company stock. The stock under this plan is allocated to salaried employees based on their pro-rata compensation. Salaried employees vest in the shares of the Company based on a 5-year schedule, 10 percent in year 1, 20 percent in year 2, 40 percent in year 3, 70 percent in year 4, and 100 percent in year 5. As of October 31, 2001, there were approximately 227,000 shares held in the plan. Contributions calculated by the Company in accordance with the profit-sharing plan were approximately $44,000 for 2001 and $7,000 in 2000. Employer matching contributions are made to the 401(k) plan in an amount equal to 25 percent of the lessor of: the amount designated by the employee for withholding and contribution to the 401(k) plan; or 4 percent of the employee's total compensation. In addition, the Company will make a contribution equal to one percent of each eligible employee's compensation who performs 500 or more hours of service for the Company during the plan year. The cost of this plan was approximately $42,000 and $40,000 in 2001 and 2000, respectively.

         The Company also sponsors a union 401(k) plan that covers all employees of the Company covered by the collective bargaining agreement. Participation in the 401(k) plan is optional. Employer matching contributions are made to the 401(k) plan in an amount equal to 25 percent of the lesser of: the amount designated by the

PRAB, INC.
================================================================================
                                                   NOTES TO FINANCIAL STATEMENTS
                                                       OCTOBER 31, 2001 AND 2000



         employee for withholding and contribution to the 401(k) plan; or 4 percent of employee's total compensation. Contributions to the plan totaled approximately $9,000 and $12,000 for the years ended October 31, 2001 and 2000, respectively.

         The Company has entered into deferred compensation and salary continuation agreements with a key employee calling for periodic payments totaling $48,000 at retirement or death of the employee. The normal retirement date occurs during 2012. The liability has been recorded using the present value method.

PRAB, INC.
================================================================================
                                                   NOTES TO FINANCIAL STATEMENTS
                                                       OCTOBER 31, 2001 AND 2000



NOTE 6 - STOCK OPTION PLANS

         The Company maintains qualified and nonqualified stock option plans that provide for granting of options on common stock by the Board of Directors to officers and key employees.

         Transactions involving the plans for years ended October 31, are summarized as follows:

                                                       2001                             2000
                                             -------------------------       --------------------------
                                                            Weighted                         Weighted
                                                             Average                          Average
                                               Option       Exercise           Option        Exercise
                                               Shares         Price            Shares          Price
                                             -----------   -----------       -----------    -----------
Outstanding - Beginning of year                235,000      $    1.27          226,500       $    1.26

Exercised                                      (66,555)     $    0.79          (10,000)      $    0.81
Granted                                          4,000      $    1.10           40,000       $    1.78
Expired                                        (86,445)     $    1.50          (21,500)      $    2.38
                                             ===========   ===========       ===========    ===========
Outstanding - End of year                       86,000           1.39          235,000       $    1.27
                                             ===========   ===========       ===========    ===========
Eligible for exercise at end of year            86,000      $    1.39          235,000       $    1.27
                                             ===========   ===========       ===========    ===========
                 Outstanding
                Option Shares       Issue Date      Expiration Date      Exercise Price
               ---------------    ---------------  -----------------    ----------------
                      30,000         05/26/94           05/26/04             0.5703
                      16,000         11/19/97           11/19/07             2.1250
                      36,000         01/18/00           01/18/10             1.7813
                       4,000          7/25/01            7/25/11             1.0950

         Under the terms of the stock option plans, options for an additional 106,000 shares may be granted to employees and directors. The stock options are exercisable from the date issued and expire on various dates through 2011. The exercise price equals the market value of all options granted and, therefore, none of the options involved compensation expense.

         The weighted average fair value of options granted during 2000 was $.68 per share. In determining the value of the options granted, the Company assumed a risk free interest rate of 6 percent, an expected option term of approximately 2 years, no dividends and volatility of approximately 70 percent, based on 5 years of the Company's stock

PRAB, INC.
================================================================================
                                                   NOTES TO FINANCIAL STATEMENTS
                                                       OCTOBER 31, 2001 AND 2000



         price history.

PRAB, INC.
================================================================================
                                                   NOTES TO FINANCIAL STATEMENTS
                                                       OCTOBER 31, 2001 AND 2000




NOTE 6 - STOCK OPTION PLANS (CONTINUED)

         The weighted average fair value of options granted during 2001 was $.28 per share. In determining the value of the options granted, the Company assumed a risk free interest rate of 6 percent, an expected option term of approximately 2 years, no dividends and volatility of approximately 52 percent, based on 5 years of the Company's stock price history.

         Had the Company used the fair value method of accounting for its stock options, its 2000 net income would have been reduced by approximately $11,000, earnings per share would have been reduced by less than $.01 (per share diluted). Use of the fair value method would have reduced net income by approximately $150 and would have had no impact on earnings per share in 2001.

NOTE 7 - INCOME TAXES

         The provision for income taxes is as follows:

                                                             2001             2000
                                                        -------------    --------------
Current expense                                          $     8,742      $     10,696
Deferred expense                                             280,955            34,154
                                                        -------------    --------------
        Total income tax expense                         $   289,697      $     44,850
                                                        =============    ==============

         A reconciliation of income tax expense on pretax income at statutory rates to income tax expense at the Company's effective rate is as follows:

                                                             2001             2000
                                                        -------------    --------------

Taxes computed at statutory rates                        $   282,728      $     33,196
State income taxes (benefit), net of federal benefit           8,697            16,129
Nondeductible expenses and other adjustments                  (1,728)           (4,475)
                                                        -------------    --------------
        Total income tax expense                         $   289,697      $     44,850
                                                        =============    ==============

PRAB, INC.
================================================================================
                                                   NOTES TO FINANCIAL STATEMENTS
                                                       OCTOBER 31, 2001 AND 2000



NOTE 7 - INCOME TAXES (CONTINUED)

         The details of the net deferred tax asset are as follows:

                                                                       2001               2000
                                                                  --------------      --------------
Deferred tax liabilities - Depreciation                            $    (75,306)       $    (79,099)

Deferred tax assets:
   Allowance for doubtful accounts                                       19,807              10,819
   Net operating loss carryforward                                      170,704             502,147
   Warranty reserve                                                      32,916              39,719
   Reserve for inventory obsolescence                                    80,220              69,285
   Deferred compensation                                                  7,104               6,667
   Alternative minimum tax credit carryforward                           96,525              86,525
   Unpaid royalties                                                      34,000               8,160
   State tax accrual                                                      8,500               8,500
   Accrued vacation                                                      72,666              75,368
   Pension losses not yet recognized                                     69,832                  -
                                                                  --------------      --------------
        Net deferred tax assets                                    $    516,968        $    728,091
                                                                  ==============      ==============

         The following items affected deferred taxes during the years ended October 31, 2001 and 2000:

                                                                       2001               2000
                                                                  --------------      --------------
Net operating loss carryforward                                    $   (331,443)       $     13,214
Alternative minimum tax                                                  10,000              (7,161)
Depreciation                                                              3,793             (11,705)
Expenses deductible against financial statement
   income but not for tax purposes (deductible for
   tax purposes but not against financial statement
   income)                                                               36,695             (28,502)
                                                                  --------------      --------------
        Total deferred tax expense                                 $   (280,955)       $    (34,154)
                                                                  ==============      ==============

PRAB, INC.
================================================================================
                                                   NOTES TO FINANCIAL STATEMENTS
                                                       OCTOBER 31, 2001 AND 2000




NOTE 7 - INCOME TAXES (CONTINUED)

         The deferred tax liabilities result from using accelerated depreciation for tax purposes. Deferred tax assets result from expenses not deductible for tax purposes until paid, alternative minimum tax credits, pension losses not yet recognized, and net operating loss carryforwards. For tax purposes, the Company has net operating loss carryforwards of approximately $500,000 that expire at various times through 2014 and alternative minimum tax credit carryforwards of approximately $97,000 that do not expire. These carryforwards have been included as deferred tax assets for financial reporting purposes. As of October 31, 2001 and 2000, management concluded that it was more likely than not all deferred tax assets would be recognized and, accordingly, has not recorded a valuation allowance as of those dates.

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

NOTE 8 - RELATED PARTY TRANSACTIONS

         A director of the Company is a senior principal in the law firm that has been general legal counsel to the Company since 1961. The Company incurred legal fees of approximately $34,000 and $41,000 to the law firm in 2001 and 2000, respectively.

NOTE 9 - CASH FLOWS

         Cash paid during the years ended October 31, 2001 and 2000 for interest expense approximated $9,000 and $36,000, respectively.

         During the year ended October 31, 2001, the Company issued 26,555 shares of common stock with a total exercise price of $34,988 to certain employees upon their exercise of stock options under the Company's stock option plans, in exchange for 15,101 shares with a

PRAB, INC.
================================================================================
                                                   NOTES TO FINANCIAL STATEMENTS
                                                       OCTOBER 31, 2001 AND 2000




         total market value of $34,988 on the date the options were exercised.

         There were no significant noncash investing activities during 2001 or 2000.

PRAB, INC.
================================================================================
                                                   NOTES TO FINANCIAL STATEMENTS
                                                       OCTOBER 31, 2001 AND 2000




NOTE 10 - PREFERRED STOCK

         CONVERTIBLE PREFERRED STOCK - During the year ended October 31, 2000, the Company repurchased all 366,667 issued and outstanding shares of the convertible preferred stock at a price of $1.63 per share, plus accrued dividends of $3,544. As of October 31, 2001, there were no shares of convertible preferred stock issued and outstanding.

         The convertible preferred stock is entitled to quarterly dividends at 8 percent per annum ($.06 per share) and has a liquidation priority over common stock of $.75 per share plus any accrued dividends.

         The convertible preferred stockholders were entitled to vote as a class to elect one member of the Board of Directors of the Company.

         NONCONVERTIBLE PREFERRED STOCK - There are 600,000 shares of .50(cent) par nonconvertible preferred stock authorized. Holders of the nonconvertible preferred stock would be entitled to quarterly cash dividends equal to 9 percent per annum ($.045 per share). As of October 31, 2001 and 2000, there were no shares of nonconvertible preferred stock issued and outstanding.

Note 11 - LITIGATION SETTLEMENT

         The Company was offered a settlement agreement to prevent future legal action arising out of its disposal of waste at a local landfill. During April 2000, the Company settled this matter for a total of $25,000, which was paid in May, 2000.

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

24e.       Power of Attorney for Frederick J. Schroeder, Jr.