Form 10QSB
period 2002-01-31
PRAB INC
filed 2002-03-13
CIK 354383

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly period ended:    January 31, 2002
                                                     --------------------------

[ ]               TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                  EXCHANGE ACT

                  For the transition period from               to
                                                 -------------    -------------

                  Commission file number:   0-10187
                                         --------------------------------------

                                   Prab, Inc.
-------------------------------------------------------------------------------
                     (Exact name of small business issuer as
                            specified in its charter)

             Michigan                                      38-1654849
-------------------------------------------------------------------------------
(State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                        Identification No.)

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

Common Stock, par value $.10 per share - 1,768,793 shares outstanding at February 28, 2002.

Transitional Small Business Disclosure Format (Check One):   Yes        No   X
                                                                 -----     -----

                         PART I - FINANCIAL INFORMATION

Item 1.       Financial Statements


The following Financial Statements are attached hereto in response to Item 1:

                      Condensed Consolidated Balance Sheet
                          January 31, 2002 (Unaudited)
                              and October 31, 2001

                       Consolidated Statement of Earnings
                       Three months ended January 31, 2002
                              and 2001 (Unaudited)

                 Condensed Consolidated Statement of Cash Flows
                       Three months ended January 31, 2002
                              and 2001 (Unaudited)

              Notes to Condensed Consolidated Financial Statements


Item 2.       Management's Discussion and Analysis or Plan of Operation


         Material Changes in Financial Condition. Cash increased due to operating activities providing $377,000 of additional cash in the first quarter. Accounts receivable decrease resulted primarily from lower sales in the first quarter of 2002 versus the fourth quarter of 2001.

         Accounts and note payable increase primarily resulted from starting to receive material for a large order scheduled to begin shipping in the second quarter.

         Material Changes in Results of Operations. Sales in the first quarter of 2002 were 36% lower than the first quarter of 2001. Lower sales primarily resulted from a decreased backlog at the end of fiscal year 2001 versus the end of fiscal year 2000 combined with the September 11, 2001 terrorist attack on New York city which further weakened the economy. New business order bookings have increased 17% in the first three months of fiscal year 2002 compared to the same period a year ago, which has increased the backlog of booked orders from $2,995,000 at October 31, 2001 to $3,441,000 at the end of the first quarter ended January 31, 2002.

         Costs of products sold were 61% in the first three months of 2002 and 62% for the same period a year ago. Direct costs, consisting of material, labor, and manufacturing overhead was 54% in the first quarter of 2002 versus 63% a year ago. This reduction primarily resulted from, (1) product mix, as parts sales increased to 32% of total sales in the quarter versus 24% a year ago, (2) cost reductions from improved designs, (3) cost reductions which have improved in-house manufacturing processes, (4) lower prices from certain suppliers, and
(5) lowered manufacturing overhead due to cost cutting efforts started in fiscal year 2001. Selling, general and administrative expenses were 40% in the first three months of 2002 and 35% in the same period a year ago. The increase primarily results from lower sales volume in the first quarter of 2002. Warranty expense for the first three months of 2002 was $63,000 versus $45,000 for the same period a year ago. Management continues to monitor the warranty closely and believes it is possible to lower the warranty expense in 2002 below the $277,000 expensed in 2001.

         Lower interest expense resulted from paying off the line of credit in March 2001.

         Gain on sale of equipment resulted primarily from the sale of two used lift trucks and several other pieces of manufacturing equipment that were fully depreciated.

         The order backlog of $3,441,000 at the end of the first quarter ended January 31, 2002 compares with $2,995,000 at the end of the previous quarter ended October 31, 2001 and $2,687,000 at the end of the first quarter a year ago.


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

                                              PRAB, INC.


Date:   March 12, 2002                        By:    /S/ Gary A. Herder
                                                     --------------------
                                                     Gary A. Herder
                                              Its:   Chairman, President and
                                                     Chief Executive Officer


Date:   March 12, 2002                         By:   /S/ Robert W. Klinge
                                                     ---------------------
                                                     Robert W. Klinge
                                               Its:  Chief Financial Officer

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549





                         Quarterly Report on Form 10-QSB
                     For the Quarter Ended January 31, 2002




                        -------------------------------

                              Financial Statements

                        -------------------------------






                                   PRAB, INC.

                            (A Michigan Corporation)

                              5944 E. Kilgore Road
                                  P.O. Box 2121
                            Kalamazoo, Michigan 49003

                                   PRAB, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET


                                                                  January 31,       October 31,
                                                                     2002              2001
                                                                  -----------       -----------
                                                                   Unaudited            (Note)
ASSETS:
     Current assets:
         Cash                                                     $   996,293       $   621,795
         Accounts Receivable                                        1,585,084         1,846,566
         Inventories (Note 2)                                       1,501,105         1,504,818
         Other current assets                                         212,083           245,321
         Deferred income taxes                                        288,910           288,910
                                                                  -----------       -----------

              Total current assets                                $ 4,583,475       $ 4,507,410
                                                                  -----------       -----------

     Property, plant and equipment
         (net of accumulated depreciation of
          $3,833,690 and $3,804,298, respectively)                    832,601           879,108
                                                                  -----------       -----------

     Other Assets
         Other assets                                                  25,259            13,114
         Unamortized pension cost                                     110,573           110,573
         Deferred income taxes                                        235,443           228,058
                                                                  -----------       -----------

                  Total other assets                                  371,275           351,745
                                                                  -----------       -----------

                  Total assets                                    $ 5,787,351       $ 5,738,263
                                                                  ===========       ===========

LIABILITIES AND STOCKHOLDERS' EQUITY:
     Current liabilities:
         Accounts and note payable                                $   516,518       $   312,183
         Other current liabilities                                    979,091         1,139,713
                                                                  -----------       -----------

                  Total current liabilities                         1,495,609         1,451,896
                                                                  -----------       -----------

         Other non-current liabilities                                226,475           226,140
                                                                  -----------       -----------

     Stockholders' equity:
         Common Stock                                                 176,879           176,879
         Additional paid-in capital                                 1,057,556         1,057,556
         Retained earnings                                          2,966,389         2,961,349
         Accumulated other comprehensive income                      (135,557)         (135,557)
                                                                  -----------       -----------

                  Total stockholders' equity                        4,065,267         4,060,227
                                                                  -----------       -----------

                  Total liabilities and stockholders' equity      $ 5,787,351       $ 5,738,263
                                                                  ===========       ===========

Note: The balance sheet at October 31, 2001, has been taken from the audited financial statements at that date and condensed.

                                   PRAB, INC.

                       CONSOLIDATED STATEMENT OF EARNINGS
                                   (Unaudited)



                                                Three Months Ended
                                                    January 31,
                                           -----------------------------
                                                2002              2001
                                           -----------       -----------
Net Sales                                  $ 2,349,015       $ 3,683,744

Costs and expenses:
   Cost of products sold                     1,423,768         2,295,122
   Selling, general and
      administrative expenses                  930,823         1,303,295
                                           -----------       -----------
                                             2,354,591         3,598,417
                                           -----------       -----------

     Operating income (loss)                    (5,576)           85,327
                                           -----------       -----------

Other income (expenses):
   Interest expense                              8,968            (6,252)
   Gain on sale of property, plant and
     Equipment                                   8,024                --
                                           -----------       -----------

Income before income taxes                      11,416            79,075

Provision for income taxes                       6,376            18,789
                                           -----------       -----------

Net Income                                 $     5,040       $    60,286
                                           ===========       ===========

Earning (Loss) Per Common Share:
     (Note 4)

     Basic                                 $      0.00       $      0.03
                                           ===========       ===========

     Diluted                               $      0.00       $      0.03
                                           ===========       ===========

                                   PRAB, INC.

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                            Three months ended
                                                                January 31,
                                                         ---------       ---------
                                                            2002            2001
                                                         ---------       ---------

Net cash provided by (used in) operating activities      $ 377,285       $ 300,005
                                                         ---------       ---------

Cash flows from investing activities:
   Acquisition of property, plant and equipment            (10,887)        (35,593)
   Proceeds from sale of property and equipment              8,100              --
                                                         ---------       ---------

    Net cash provided by (used in) investing
       activities:                                          (2,787)        (35,593)
                                                         ---------       ---------

Cash flows from financing activities:
   Net increase (decrease) in short term borrowings             --        (175,000)
                                                         ---------       ---------

Net cash provided by (used in) financing activities             --        (175,000)
                                                         ---------       ---------

Net increase (decrease) in cash                            374,498          89,412

Cash - Beginning of year                                   621,795          68,480
                                                         ---------       ---------

Cash - End of first quarter                              $ 996,293       $ 157,892
                                                         =========       =========

                                   PRAB, INC.


              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1.       CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

         The condensed consolidated balance sheet at January 31, 2002, the consolidated statement of earnings and the condensed consolidated statement of cash flows for the three-month periods ended January 31, 2002 and 2001, have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows at January 31, 2002, and for all periods presented have been made.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's October 31, 2001, annual report to stockholders. The results of operations for the period ended January 31, 2002, is not necessarily indicative of the operating results for the full year.

2.       INVENTORIES:

         Inventories consist of the following:

                                                                 January                    October
                                                                 31, 2002                   31, 2001
                                                            -----------------         ------------------
         Raw materials                                      $         849,711         $        1,036,253
         Work in process                                              296,451                     76,661
         Finished goods and display
           units                                                      354,943                    391,904
                                                            -----------------         ------------------

         Total inventories                                  $       1,501,105         $        1,504,818
                                                            =================         ==================

3.       UNUSED LINE OF CREDIT:

         The company has a $1,000,000 line of credit which is subject to a borrowing formula based upon certain asset levels of the Company. As of January 31, 2002, $935,030 was available to the Company under the line of credit and the Company had no borrowings on the line of credit. The line of credit supports letters of credit totaling $64,970 for the quarter ended January 31, 2002.

                                   PRAB, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

4.       RECONCILIATION OF EARNINGS PER SHARE:

                     FOR THE QUARTER ENDED JANUARY 31, 2002

                                    INCOME         SHARES        PER-SHARE
                                  (Numerator)   (Denominator)      Amount
                                  -----------   -------------      ------
Net Income                         $   5,040
                                   ---------

Basic EPS
Income available to
     common stockholders               5,040      1,768,793      $     .00
                                                                 =========

Effect of dilutive securities
Stock options                             --         18,437
                                   ---------      ---------

Diluted EPS
Income available to
     common stockholders &
     assumed conversions           $   5,040      1,787,230      $     .00
                                   =========      =========      =========

                     FOR THE QUARTER ENDED JANUARY 31, 2001

                                    INCOME         SHARES        PER-SHARE
                                  (Numerator)   (Denominator)      Amount
                                  -----------   -------------      ------

Net Income:                        $  60,286
                                   ---------

Basic EPS
Income available to
     common stockholders              60,286      1,767,339      $     .03
                                                                 =========

Effect of dilutive securities
Stock options                             --         90,036
                                   ---------      ---------

Diluted EPS
Income available to
     common stockholders &
     assumed conversions           $  60,286      1,857,375      $     .03
                                   =========      =========      =========