Form 10QSB
period 2002-04-30
PRAB INC
filed 2002-06-12
CIK 354383

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly period ended:    April 30, 2002
                                                     --------------------------

[ ]               TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                  EXCHANGE ACT

                  For the transition period from               to
                                                 -------------    --------------

                  Commission file number:   0-10187
                                         -------------

                                   Prab, Inc.
              -----------------------------------------------------
                     (Exact name of small business issuer as
                            specified in its charter)

             Michigan                                      38-1654849
  -----------------------------------------------------------------------------
  (State or other jurisdiction of                       (I.R.S. Employer
   incorporation or organization)                      Identification No.)

          5944 E. Kilgore Rd, P.O. Box 2121, Kalamazoo, Michigan  49003
       -------------------------------------------------------------------
            (Address of principal executive offices)            (Zip Code)


                                 (616) 382-8200
        ---------------------------------------------------------------
                           (Issuer's telephone number)


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

Common Stock, par value $.10 per share - 1,744,849 shares outstanding at May 31, 2002.

Transitional Small Business Disclosure Format
(Check One):      Yes               No   X
                      -----            ------

                         PART I - FINANCIAL INFORMATION


Item 1.       Financial Statements


The following Financial Statements are attached hereto in response to Item 1:

                      Condensed Consolidated Balance Sheet
                           April 30, 2002 (Unaudited)
                                October 31, 2001

                       Consolidated Statement of Earnings
                        Three months ended April 30, 2002
                              and 2001 (Unaudited)

                         Six months ended April 30, 2002
                              and 2001 (Unaudited)

                        Condensed Consolidated Statement
                            of Cash Flows (Unaudited)
                         Six months ended April 30, 2002
                              and 2001 (Unaudited)

                         Notes to Condensed Consolidated
                              Financial Statements


Item 2.       Management's Discussion and Analysis or Plan of Operation


         Material Changes in Financial Condition. Cash increased due to operating activities providing $385,000 of additional cash in the first six months. The increase in accounts receivable as well as the decrease in inventory resulted from high sales in the month of April of $1,996,000.

         Accounts and note payable increase resulted primarily from receiving material for a large order scheduled to ship April through July.

         Common stock and additional paid-in capital decrease resulted from the Company repurchasing a total of 23,944 shares of the Company's common stock from two unrelated persons. The price paid was $1.20 per share.

         Material Changes in Results of Operations. Sales in the first six months of 2002 were 13% lower than the first six months of 2001. However, sales in the second quarter increased 14% when compared to the same period a year ago. Lower sales in the first six months primarily resulted from a decreased backlog at the end of fiscal year 2001 versus the end of fiscal year 2000 combined with the September 11, 2001 terrorist attack on New York city which further weakened the economy. The increase in second quarter sales primarily resulted from the initial shipments of a large order scheduled to be shipped April through July. Order activity in the first six months of 2002 is 14%lower versus a year ago. New order bookings have decreased for both the Prab Conveyor and Hapman Conveyor product lines.

         Costs of products sold were 63% in the first six months of 2002 and 2001. Selling, general and administrative expenses were 35% in the first six months of 2002 and 37% in the same period a year ago. The higher percentage in 2001 was partially due to $43,811 of relocation expenses incurred to move the Company's lone employee from Arizona back to Kalamazoo in an effort to reorganize and strengthen the sales department. The annualized warranty expense for fiscal 2002 based on the first six months is $274,000 compared to $277,000 actual expense in fiscal 2001.

         Lower interest expense resulted from being debt free the first six months of 2002.

         Gain on sale of equipment resulted primarily from the sale of two used lift trucks and several other pieces of manufacturing equipment that were fully depreciated.

         The order backlog of $3,096,000 at the end of the second quarter ended April 30, 2002 compares with $3,441,000 at the end of the previous quarter ended January 31, 2002 and $4,186,000 at the end of the second quarter a year ago.


                           PART II - OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders. The Company's "Annual Meeting of Shareholders" was held on March 26, 2002. At the meeting the following directors were elected: Gary A. Herder, James H. Haas, Eric V. Brown, Jr., John W. Garside, William G. Blunt and Frederick J. Schroeder, Jr.

In addition, the appointment of Plante & Moran, LLP to be the principal independent accountants for the Company for the current fiscal year was ratified by the shareholders.

Following is the voting breakdown for each matter and nominee for office:


                                                                                              Broker
                                For          Against       Withheld        Abstentions       Non-Votes
                                ---          -------       --------        -----------       ---------
Nominees for Board of Directors:
Gary A. Herder               1,581,413          0             0              18,848              0
James H. Haas                1,581,545          0             0              18,716              0
John W. Garside              1,581,545          0             0              18,716              0
William G. Blunt             1,581,545          0             0              18,716              0
Frederick J. Schroeder       1,581,545          0             0              18,716              0
Eric V. Brown Jr.            1,581,385          0             0              18,876              0


Ratification of the Selection of Plante & Moran, LLP as Independent Public Accountants:

                             1,583,254          4,261         0              12,746              0


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

                                                 PRAB, INC.


Date:   June 11, 2002                            By:    /S/ Gary A. Herder
                                                        --------------------
                                                        Gary A. Herder
                                                 Its:   Chairman, President and
                                                        Chief Executive Officer


Date:   June 11, 2002                             By:   /S/ Robert W. Klinge
                                                        ---------------------
                                                        Robert W. Klinge
                                                  Its:  Chief Financial Officer

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549





                         Quarterly Report on Form 10-QSB
                      For the Quarter Ended April 30, 2002



                        --------------------------------

                              Financial Statements

                        --------------------------------





                                   PRAB, INC.

                            (A Michigan Corporation)

                              5944 E. Kilgore Road
                                  P.O. Box 2121
                            Kalamazoo, Michigan 49003

                                   PRAB, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET



                                                                 April 30,     October 31,
                                                                   2002           2001
                                                               -----------    -----------
                                                                Unaudited        (Note)
ASSETS:
     Current assets:
         Cash                                                  $   939,064    $   621,795
         Accounts Receivable                                     2,379,299      1,846,566
         Inventories (Note 2)                                    1,277,920      1,504,818
         Other current assets                                      168,668        245,321
         Deferred income taxes                                     288,910        288,910
                                                               -----------    -----------
              Total current assets                             $ 5,053,861    $ 4,507,410
                                                               -----------    -----------
     Property, plant and equipment
         (net of accumulated depreciation of
          $3,833,529 and $3,804,298, respectively)                 819,060        879,108
                                                               -----------    -----------
     Other Assets
         Other assets                                               14,540         13,114
         Unamortized pension cost                                  110,573        110,573
         Deferred income taxes                                     188,199        228,058
                                                               -----------    -----------
                  Total other assets                               313,312        351,745
                                                               -----------    -----------
                  Total assets                                 $ 6,186,233    $ 5,738,263
                                                               ===========    ===========
LIABILITIES AND STOCKHOLDERS' EQUITY:
     Current liabilities:
         Accounts and note payable                             $   678,452    $   312,183
         Other current liabilities                               1,152,127      1,139,713
                                                               -----------    -----------
                  Total current liabilities                      1,830,579      1,451,896
                                                               -----------    -----------
         Other non-current liabilities                             226,809        226,140
                                                               -----------    -----------
     Stockholders' equity:
         Common Stock                                              174,485        176,879
         Additional paid-in capital                              1,031,218      1,057,556
         Retained earnings                                       3,058,699      2,961,349
         Accumulated other comprehensive income                   (135,557)      (135,557)
                                                               -----------    -----------
                  Total stockholders' equity                     4,128,845      4,060,227
                                                               -----------    -----------
                  Total liabilities and stockholders' equity   $ 6,186,233    $ 5,738,263
                                                               ===========    ===========


Note: The balance sheet at October 31, 2001 has been taken from the audited financial statements at that date and condensed.

                                   PRAB, INC.

                       CONSOLIDATED STATEMENT OF EARNINGS
                                   (Unaudited)


                                                   Three Months Ended           Six Months Ended
                                                        April 30                    April 30
                                               -------------------------    -------------------------

                                                   2002          2001          2002           2001
                                               -----------   -----------    -----------   -----------
Net Sales                                      $ 3,547,693   $ 3,111,072    $ 5,896,708   $ 6,794,816

     Costs and expenses:
         Cost of products sold                   2,271,726     1,998,539      3,695,495     4,293,661
         Selling, general and administrative
              Expenses (Note 5)                  1,135,169     1,184,502      2,065,992     2,487,797
                                               -----------   -----------    -----------   -----------
                                                 3,406,895     3,183,041      5,761,487     6,781,458
                                               -----------   -----------    -----------   -----------

              Operating income (loss)              140,798       (71,969)       135,221        13,358
                                               -----------   -----------    -----------   -----------
Other income (expenses):
     Interest expense                                3,258           540         12,226        (5,712)
     Gain on sale of property, plant and
         Equipment                                      --            --          8,024            --
                                               -----------   -----------    -----------   -----------

Income (loss) before income taxes              $   144,056   $   (71,429)   $   155,471   $     7,646

Provision for income taxes                          51,745       (21,316)        58,121        (2,527)
                                               -----------   -----------    -----------   -----------

Net Income (Loss)                              $    92,311   $   (50,113)   $    97,350   $    10,173
                                               ===========   ===========    ===========   ===========

Earnings (loss) per common share:
         (Note 4)

     Basic                                     $       .05   $      (.03)   $       .06   $       .01
                                               ===========   ===========    ===========   ===========

     Diluted                                   $       .05   $      (.03)   $       .05   $       .01
                                               ===========   ===========    ===========   ===========

                                   PRAB, INC.

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)




                                                                                       Six months ended
                                                                                            April 30,
                                                                                     ----------------------

                                                                                   2002                   2001
                                                                                   ----                   ----
Net cash provided by (used in) operating activities                          $        385,086       $        994,509
                                                                             ----------------       ----------------

Cash flows from investing activities:
   Acquisition of property, plant and equipment                                       (47,185)               (42,223)
   Proceeds from sale of property and equipment                                         8,100                     --
                                                                             ----------------       ----------------

    Net cash provided by (used in) investing
       activities:                                                                    (39,085)               (42,223)
                                                                             -----------------      ----------------

Cash flows from financing activities:
   Net increase (decrease) in short term borrowings                                        --               (425,000)
   Proceeds from sale of common stock                                                      --                 32,500
   Repurchase of common stock                                                         (28,732)                    --
                                                                             -----------------      ----------------

Net cash provided by (used in) financing activities                                   (28,732)              (392,500)
                                                                             -----------------      ----------------

Net increase (decrease) in cash                                                        317,269                559,786

Cash - Beginning of year                                                     $         621,795      $          68,480
                                                                             -----------------      -----------------

Cash - End of second quarter                                                 $         939,064      $         628,266
                                                                             =================      =================

                                   PRAB, INC.


              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1.       CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

         The condensed consolidated balance sheet at April 30, 2002, the consolidated statement of earnings and the condensed consolidated statement of cash flows for the three-month and six month periods ended April 30, 2002 and 2001, have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows at April 30, 2002, and for all periods presented have been made.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's October 31, 2001, annual report to stockholders. The results of operations for the period ended April 30, 2002, is not necessarily indicative of the operating results for the full year.

2.       INVENTORIES:


         Inventories consist of the following:
                                                                 April                    October
                                                                30, 2002                  31, 2001
                                                              -------------             -------------
         Raw materials                                      $         695,907         $        1,036,253
         Work in process                                              220,654                     76,661
         Finished goods and display
           Units                                                      361,359                    391,904
                                                            -----------------         ------------------

         Total inventories                                  $       1,277,920         $        1,504,818
                                                            =================         ==================

3.       UNUSED LINE OF CREDIT:

         The company has a $1,000,000 line of credit that is subject to a borrowing formula based upon certain asset levels of the Company. As of April 30, 2002, $935,030 was available to the Company under the line of credit and the Company had no borrowings on the line of credit. The line of credit supports letters of credit totaling $64,970 for the quarter ended April 30, 2002.

                                   PRAB, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

4.       RECONCILIATION OF EARNINGS PER SHARE:

                      FOR THE QUARTER ENDED APRIL 30, 2002

                                                  INCOME                       SHARES                      PER-SHARE
                                               (Numerator)                  (Denominator)                    Amount
                                               -----------                  -------------                    ------
Net Income                                  $          92,311

Basic EPS
Income available to
     Common stockholders                               92,311                  1,749,469               $            .05
                                                                                                       ================

Effect of dilutive securities
Stock options                                              --                     19,040
                                            -----------------           ----------------

Diluted EPS
Income available to
     Common stockholders &
     Assumed conversions                    $          92,311                  1,768,509               $            .05
                                            =================           ================               ================


                      FOR THE QUARTER ENDED APRIL 30, 2001

                                                INCOME                       SHARES                      PER-SHARE
                                             (Numerator)                  (Denominator)                    Amount
                                             -----------                  -------------                    ------
Net Loss                                    $        (50,113)

Basic EPS
Loss available to
     Common stockholders                             (50,113)                  1,806,150               $          (.03)
                                                                                                       ================

Effect of dilutive securities
Stock options                                              --                          0
                                            -----------------           ----------------

Diluted EPS
Loss available to
     Common stockholders &
     Assumed conversions                    $        (50,113)                  1,806,150               $          (.03)
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

                                   PRAB, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4.       RECONCILIATION OF EARNINGS PER SHARE (CONTINUED):

                     FOR THE SIX MONTHS ENDED APRIL 30, 2002


                                                                INCOME                    SHARES                PER-SHARE
                                                             (Numerator)              (Denominator)              Amount
                                                             -----------              -------------              ------
Net Income                                                  $         97,351

Basic EPS
Income available to common stockholders                               97,351                 1,759,291      $             .06
                                                                                                            =================
Effect of dilutive securities
Stock options                                                             --                    18,745
                                                            ----------------          ----------------
Diluted EPS
Income available to
     Common stockholders & assumed
             conversions                                    $         97,351                 1,778,036      $             .05
                                                            ================          ================      =================

                    FOR THE SIX MONTHS ENDED APRIL 30, 2001


                                                                INCOME                    SHARES                PER-SHARE
                                                             (Numerator)              (Denominator)              Amount
                                                             -----------              -------------              ------
Net Income                                                  $         10,173

Basic EPS
Income available to common stockholders                               10,173                 1,786,424      $             .01
                                                                                                            =================
Effect of dilutive securities
Stock options                                                             --                    53,595
                                                            ----------------          ----------------
Diluted EPS
Income available to
     common stockholders & assumed
             conversions                                    $         10,173                 1,840,019      $             .01
                                                            ================          ================      =================

                                   PRAB, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS




5.       EMPLOYEE RELOCATION:

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