Form 10QSB
period 2002-09-12
PRAB INC
filed 2002-09-13
CIK 354383

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X]         QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

            For the Quarterly period ended: July 31, 2002

[ ]         TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
            EXCHANGE ACT

            For the transition period from             to
                                           -----------    -----------
            Commission file number:   0-10187
                                   ----------------------------------
                                   Prab, Inc.
            ---------------------------------------------------------
                     (Exact name of small business issuer as
                            specified in its charter)

             Michigan                                       38-1654849
--------------------------------------------------------------------------------
(State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                         Identification No.)

5944 E. Kilgore Rd, P.O. Box 2121, Kalamazoo, Michigan         49003
--------------------------------------------------------------------------------
      (Address of principal executive offices)               (Zip Code)

                                 (269) 382-8200
--------------------------------------------------------------------------------
                           (Issuer's telephone number)

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

Common Stock, par value $.10 per share - 1,578,392 shares outstanding at August 30, 2002.

Transitional Small Business Disclosure Format
(Check One):     Yes          No  X
                     ---         ---

                         PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements


The following Financial Statements are attached hereto in response to Item 1:

                      Condensed Consolidated Balance Sheet
                            July 31, 2002 (Unaudited)
                                October 31, 2001

                       Consolidated Statement of Earnings
                        Three months ended July 31, 2002
                              and 2001 (Unaudited)

                         Nine months ended July 31, 2002
                              and 2001 (Unaudited)

                        Condensed Consolidated Statement
                                  of Cash Flows
                         Nine months ended July 31, 2002
                              and 2001 (Unaudited)

                         Notes to Condensed Consolidated
                              Financial Statements


Item 2.  Management's Discussion and Analysis or Plan of Operation


         Material Changes in Financial Condition. The Company's business is not seasonal; however, fluctuations in sales are common due to large system orders, which is typical of the capital equipment industry. The third quarter sales included $572,000 shipped to a single customer. Accounts receivable increased due to $1,042,000 of higher shipments in the last two months of the quarter versus the last two months of fiscal year 2001. The Company currently has a customer owing $187,000 for equipment shipped in May of 2001 which remains unpaid at this time due to the customer refinancing it's debt. We believe at this time that the total amount is collectible once the refinancing is completed. No reserves for bad debt have been established at this time. In the event a portion or all of this receivable is not collected, it will have a negative impact on the income of the Company.

         Accounts payable increased primarily from inventory purchased to meet the increased sales in the last two months.

         The Company has satisfied its liquidity requirements in the first nine months of 2002 primarily through cash flow provided from operations, which totaled $843,699. This primarily resulted from net income combined with depreciation expense, increased accounts payables and customer deposits, partially offset by an increase in accounts receivable.

         Common stock and additional paid-in capital decrease resulted from the Company repurchasing a total of 23,944 shares of the Company's common stock from two unrelated persons. The price paid was $1.20 per share.

         In August an additional 166,457 shares of the Company's common stock were repurchased from the estate of a former officer of the Company, at a price of $1.13 per share. The repurchased shares will be retired from circulation.

         The capital goods industry remains sluggish at this time, however, July was the largest new order bookings month in fiscal year 2002, but until we see continued growth in the order activity, we remain cautious about a rebound in the near future. The Company's agreement with the union expires on October 31, 2002, which, in the event of a strike, the Company's sales and income could be significantly lowered until the strike is settled. The Company has a $1,000,000 line of credit which is subject to a borrowing formula based upon certain asset levels of the Company. As of July 31, 2002, $988,187 was available to the Company under the line of credit and the Company had no borrowings on the line of credit. The line of credit supports a letter of credit in the amount of $11,813. The Company is debt free and cash has increased to $1,350,000 at the end of the third quarter. The funds provided from operations combined with the current cash balance should be sufficient to fund operations through the balance of the fiscal year.

         Material Changes in Results of Operations. Sales in the first nine months of 2002 were 14% lower than the first nine months of 2001. Lower sales are the result of a decreased backlog at the end of fiscal year 2001 combined with significantly decreased order activity in the first nine months of 2002 versus a year ago primarily in the Prab Conveyor product line. New business order bookings have decreased 19% in the first nine months of 2002 compared to the same period a year ago.

         The Company's business is highly competitive and very sensitive to price. The actual sales fluctuation due to price is not known. The order backlog amount at the beginning of a quarter will significantly affect sales for that quarter, due to most equipment orders requiring an eight to twelve week period for engineering, ordering materials, manufacturing, assembly and final run off, if required. Large system orders typically have the greatest impact on sales and backlog. The sales for the Prab Conveyor product line decreased 5% in the first nine months of 2002 versus the same period a year ago. We believe much of the decrease resulted from weakness in the capital goods sector, where most of these products would be sold to suppliers for the automotive industry. The bulk material handling systems primarily contributed to the decrease in sales during the first nine months of the Hapman Conveyor product line, which decreased sales 24% versus the same period a year ago.

         Costs of products sold were 63% in the first nine months of 2002 and 2001. Selling, general and administrative expenses were 33% in the first nine months of 2002 and 34% in the same period a year ago. The annualized warranty expense for fiscal 2002 based on the first nine months is $319,000 compared to $277,000 actual expense in fiscal 2001. The increased warranty expense is primarily due to three jobs requiring unexpectedly high warranty costs.

         Lower interest expense resulted from being debt free the first nine months of 2002.

         The order backlog of $2,573,000 at the end of the third quarter ended July 31, 2002 compares with $3,096,000 at the end of the previous quarter ended April 30, 2002 and $3,878,000 at the end of the third quarter a year ago.

Item 3.  Controls and Procedures

         In the quarter ended July 31, 2002, the Company did not make any significant changes in its internal controls or in other factors that could significantly affect these controls.

                           PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

         (a)   Exhibits: The following exhibits are filed herewith:

         Exhibit No.         Description of Exhibit

         99.1 Certification of the Company's Chief Executive Officer, Gary A. Herder, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         99.2 Certification of the Company's Chief Financial Officer, Robert W. Klinge, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         (b)   Reports on Form 8-K:

               No reports on Form 8-K have been filed during the quarter for which this report is filed.

                                   SIGNATURES

Pursuant to the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              PRAB, INC.


Date:    September 11, 2002                   By:   /S/ Gary A. Herder
                                                    ------------------------
                                                    Gary A. Herder
                                              Its:  Chairman, President and
                                                    Chief Executive Officer


Date:    September 11, 2002                   By:   /S/ Robert W. Klinge
                                                    -------------------------
                                                    Robert W. Klinge
                                              Its:  Chief Financial Officer

                                 CERTIFICATIONS

I, Gary A. Herder, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Prab, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date:  September 11, 2002

                                              /S/ Gary A. Herder
                                              ------------------------
                                              Gary A. Herder
                                              Chairman, President and
                                              Chief Executive Officer


I, Robert W. Klinge, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Prab, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.


Date:  September 11, 2002

                                                /S/ Robert W. Klinge
                                                ------------------------
                                                Robert W. Klinge
                                                Chief Financial Officer

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549





                         Quarterly Report on Form 10-QSB
                       For the Quarter Ended July 31, 2002



                       ----------------------------------

                              Financial Statements
                                Index to Exhibits
                                    Exhibits

                       ----------------------------------






                                   PRAB, INC.

                            (A Michigan Corporation)

                              5944 E. Kilgore Road
                                  P.O. Box 2121
                            Kalamazoo, Michigan 49003

                                   PRAB, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET

                                                                                        July 31,               October 31,
                                                                                          2002                    2001
                                                                                       -----------             -----------
                                                                                        Unaudited                (Note)
ASSETS:
     Current assets:
         Cash                                                                          $ 1,350,349             $   621,795
         Accounts Receivable                                                             2,089,951               1,846,566
         Inventories (Note 2)                                                            1,438,363               1,504,818
         Other current assets                                                              158,931                 245,321
         Deferred income taxes                                                             288,910                 288,910
                                                                                       -----------             -----------
              Total current assets                                                     $ 5,326,504             $ 4,507,410
                                                                                       -----------             -----------

     Property, plant and equipment
         (net of accumulated depreciation of
          $3,929,298 and $3,804,298, respectively)                                         819,932                 879,108
                                                                                       -----------             -----------
     Other Assets
         Deferred charges and other assets                                                   4,415                  13,114
         Unamortized pension cost                                                          110,573                 110,573
         Deferred income taxes                                                             133,310                 228,058
                                                                                       -----------             -----------
                  Total other assets                                                       248,298                 351,745
                                                                                       -----------             -----------
                  Total assets                                                         $ 6,394,734             $ 5,738,263
                                                                                       ===========             ===========
LIABILITIES AND STOCKHOLDERS' EQUITY:
     Current liabilities:
         Accounts and note payable                                                     $   738,739             $   312,183
         Other current liabilities                                                       1,193,457               1,139,713
                                                                                       -----------             -----------
                  Total current liabilities                                              1,932,196               1,451,896
                                                                                       -----------             -----------
         Other non-current liabilities                                                     227,144                 226,140
                                                                                       -----------             -----------
     Stockholders' equity:
         Common Stock                                                                      174,485                 176,879
         Additional paid-in capital                                                      1,031,218               1,057,556
         Retained earnings                                                               3,165,248               2,961,349
         Accumulated other comprehensive income                                           (135,557)               (135,557)
                                                                                       -----------             -----------
                  Total stockholders' equity                                             4,235,394               4,060,227
                                                                                       -----------             -----------
                  Total liabilities and stockholders' equity                           $ 6,394,734             $ 5,738,263
                                                                                       ===========             ===========

Note: The balance sheet at October 31, 2001, has been taken from the audited financial statements at that date and condensed.

                                   PRAB, INC.

                       CONSOLIDATED STATEMENT OF EARNINGS
                                   (Unaudited)

                                                                   Three Months Ended                     Nine Months Ended
                                                                        July 31                                July 31
                                                            --------------------------------       --------------------------------
                                                                2002                2001               2002                2001
                                                            ------------        ------------       ------------        ------------
Net Sales                                                   $  3,722,596        $  4,429,152       $  9,619,304        $ 11,223,968

     Costs and expenses:
         Cost of products sold                                 2,392,237           2,810,354          6,087,732           7,104,014
         Selling, general and administrative
              Expenses (Note 6)                                1,131,631           1,298,924          3,197,623           3,786,721
                                                            ------------        ------------       ------------        ------------
                                                               3,523,868           4,109,278          9,285,355          10,890,735
                                                            ------------        ------------       ------------        ------------

              Operating Income                                   198,728             319,874            333,949             333,233
                                                            ------------        ------------       ------------        ------------

Other income (expenses):
     Interest expense                                              8,452               5,510             20,679                (203)
     Gain (loss) on sale of property, plant
       and equipment (Note 5)                                     (1,065)                 --              6,960                  --
     Litigation settlement (Note 4)                              (40,177)                 --            (40,177)                 --
                                                            ------------        ------------       ------------        ------------

Income before income taxes                                       165,938             325,384            321,411             333,030

Provision for income taxes                                        59,389             113,601            117,510             111,074
                                                            ------------        ------------       ------------        ------------

Net Income                                                  $    106,549        $    211,783       $    203,901        $    221,956
                                                            ============        ============       ============        ============

Earnings (loss) per common share:
       (Note 7)

     Basic                                                  $        .06        $        .12       $        .12        $        .12
                                                            ============        ============       ============        ============

     Diluted                                                $        .06        $        .12       $        .12        $        .12
                                                            ============        ============       ============        ============

                                   PRAB, INC.

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)



                                                                                                       Nine months ended
                                                                                                            July 31,
                                                                                                       -----------------
                                                                                                 2002                      2001
                                                                                              -----------               -----------
Net cash provided by (used in) operating activities                                           $   843,699               $   842,181
                                                                                              -----------               -----------

Cash flows from investing activities:
   Acquisition of property, plant and equipment                                                   (96,986)                  (80,092)
   Proceeds from sale of property and equipment                                                    10,573                         0
                                                                                              -----------               -----------

    Net cash provided by (used in) investing
       activities:                                                                                (86,413)                  (80,092)
                                                                                              -----------               -----------

Cash flows from financing activities:
   Net increase (decrease) in short term borrowings                                                     0                  (425,000)
   Proceeds from sale of common stock                                                                   0                    32,500
   Repurchase of stock                                                                            (28,732)                        0
                                                                                              -----------               -----------

Net cash provided by (used in) financing activities                                               (28,732)                 (392,500)
                                                                                              -----------               -----------

Net increase (decrease) in cash                                                                   728,554                   369,589

CASH -- Beginning of year                                                                         621,795                    68,480
                                                                                              -----------               -----------

CASH -- End of third quarter                                                                  $ 1,350,349               $   438,069
                                                                                              ===========               ===========

                                   PRAB, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.       CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

         The condensed consolidated balance sheet at July 31, 2002, the consolidated statement of earnings and the condensed consolidated statement of cash flows for the three-month and nine month periods ended July 31, 2002 and 2001, have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows at July 31, 2002, and for all periods presented have been made.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's October 31, 2001, annual report to stockholders. The results of operations for the period ended July 31, 2002, is not necessarily indicative of the operating results for the full year.

2.       INVENTORIES:

         Inventories consist of the following:

                                                                July                October
                                                               31, 2002             31, 2001
                                                            -------------         -------------
         Raw materials                                      $     908,140         $   1,036,253
         Work in process                                          162,534                76,661
         Finished goods and display
           Units                                                  367,689               391,904
                                                            -------------         -------------

         Total inventories                                  $   1,438,363         $   1,504,818
                                                            =============         =============

3.       UNUSED LINE OF CREDIT:

         The company has a $1,000,000 line of credit that is subject to a borrowing formula based upon certain asset levels of the Company. As of July 31, 2002, $988,187 was available to the Company under the line of credit and the Company had no borrowings on the line of credit. The line of credit supports a letter of credit in the amount of $11,813 for the quarter ended July 31, 2002.

                                   PRAB, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

4.       LITIGATION SETTLEMENT:

         During the third quarter of fiscal 2002, the Company reserved an additional $40,177 to cover it's share of: (a) the State of Michigan's claim for past costs incurred in a clean up, (b) the cost of construction of a landfill cap and certain remedial systems to manage leachate, gas, and erosion and runoff, (c) and anticipated future cost of monitoring, operation, and maintenance of those systems. The Company may receive additional future charges to cover operation, monitoring, and maintenance and for associated financial assurance requirements. There may also be a future assessment for state oversight costs not resolved in this consent decree.


5.    GAIN (LOSS) ON SALE OF EQUIPMENT:


         During fiscal year 2002 the Company sold miscellaneous hardware and equipment no longer required. In addition, the Company received insurance proceeds on the theft of two laptop computers. The combination of these transactions resulted in a net gain of $6,960.

6.       EMPLOYEE RELOCATION:

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

                                   PRAB, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


7.       RECONCILIATION OF EARNINGS PER SHARE:

                       FOR THE QUARTER ENDED JULY 31, 2002

                                                         INCOME                       SHARES                    PER-SHARE
                                                       (Numerator)                 (Denominator)                  Amount
                                                     ----------------             --------------             ----------------
Net Income                                           $        106,549

Basic EPS
Income available to
     common stockholders                                      106,549                  1,744,849             $            .06
                                                                                                             ================
Effect of dilutive securities
Stock options                                                      --                     18,235
                                                     ----------------             --------------
Diluted EPS
Income available to
     common stockholders &
     assumed conversions                             $        106,549                  1,763,084             $            .06
                                                     ================             ==============             ================

                       FOR THE QUARTER ENDED JULY 31, 2001

                                                         INCOME                       SHARES                    PER-SHARE
                                                       (Numerator)                 (Denominator)                  Amount
                                                     ----------------             --------------             ----------------
Net Income                                           $        211,783

Basic EPS
Income available to
     common stockholders                                      211,783                  1,818,793             $            .12
                                                                                                             ================
Effect of dilutive securities
Stock options                                                      --                     17,789
                                                     ----------------             --------------
Diluted EPS
Income available to
     common stockholders &
     assumed conversions                             $        211,783                  1,836,582             $            .12
                                                     ================             ==============             ================

                                   PRAB, INC.


              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


7.       RECONCILIATION OF EARNINGS PER SHARE (CONTINUED):

                     FOR THE NINE MONTHS ENDED JULY 31, 2002

                                                         INCOME                       SHARES                    PER-SHARE
                                                       (Numerator)                 (Denominator)                  Amount
                                                     ----------------             --------------             ----------------
Net Income                                           $        203,901

Basic EPS
Income available to common
     Stockholders                                             203,901                  1,754,424             $            .12
                                                                                                             ================
Effect of dilutive securities
Stock options                                                      --                     18,579
                                                     ----------------             --------------
Diluted EPS
Income (loss) available to
     Common stockholders &
     Assumed conversions                             $        203,901                  1,773,003             $            .12
                                                     ================             ==============             ================

                     FOR THE NINE MONTHS ENDED JULY 31, 2001

                                                         INCOME                       SHARES                    PER-SHARE
                                                       (Numerator)                 (Denominator)                  Amount
                                                     ----------------             --------------             ----------------
Net Income                                           $        221,956

Basic EPS
Income available to common
     Stockholders                                             221,956                  1,797,332             $            .12
                                                                                                             ================
Effect of dilutive securities
Stock options                                                      --                     38,642
                                                     ----------------             --------------
Diluted EPS
Income (loss) available to
     Common stockholders &
       assumed conversions                           $        221,956                  1,835,974             $            .12
                                                     ================             ==============             ================

                                INDEX TO EXHIBITS


  Exhibit No.              Description of Exhibit

  99.1 Certification of the Company's Chief Executive Officer, Gary A. Herder, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

  99.2 Certification of the Company's Chief Financial Officer, Robert W. Klinge, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.