Form 10KSB
period 2002-10-31
PRAB INC
filed 2003-01-29
CIK 354383

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

            [X]      ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED OCTOBER 31, 2002

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


        5944 EAST KILGORE ROAD, P.O. BOX 2121, KALAMAZOO, MICHIGAN 49003
               (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)

                                 (269) 382-8200
                (ISSUER'S TELEPHONE NUMBER, INCLUDING AREA CODE)

         SECURITIES REGISTERED UNDER SECTION 12(b) OF THE EXCHANGE ACT:


                                                           NAME ON EACH EXCHANGE
  TITLE OF EACH CLASS                                       ON WHICH REGISTERED
  -------------------                                       -------------------

       NONE                                                       NONE


         SECURITIES REGISTERED UNDER SECTION 12(g) OF THE EXCHANGE ACT:


                          COMMON STOCK, $.10 PAR VALUE

                                (TITLE OF CLASS)




         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         The issuer's revenues for its most recent fiscal year were:
$12,942,090.

         The aggregate market value of Common Stock held by persons not "affiliated" with the issuer, based on the average bid and ask price of the Common Stock as of December 31, 2002, was $1,155,928. For purposes of this computation, all executive officers, directors and 5% shareholders of the Company have been assumed to be affiliates. Certain of such persons may disclaim that they are affiliates of the Company.

         As of December 31, 2002, the issuer had outstanding 1,569,825 shares of Common Stock, $.10 par value.

         Transitional Small Business Disclosure Format (check one): YES [ ]
NO [X]

--------------------------------------------------------------------------------

                       DOCUMENTS INCORPORATED BY REFERENCE

                                                 Parts of Form 10-KSB Into Which
Identity of Document                                   Document is Incorporated
--------------------                                   ------------------------

Definitive Proxy Statement with                               Part III
respect to the 2003 Annual Meeting
of Shareholders of the Company.

                                     PART I

                                INTRODUCTORY NOTE

         This Annual Report on Form 10-KSB may be deemed to contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties. Accordingly, to the extent that this Annual Report contains forward-looking statements regarding the financial condition, operating results, business prospects or any other aspect of the Company, please be advised that the Company's actual financial condition, operating results and business performance may differ materially from that projected or estimated by the Company in forward-looking statements. The differences may be caused by a variety of factors, including but not limited to adverse economic conditions, intense competition, including intensification of price competition and entry of new competitors and products, adverse federal, state and local government regulation, inadequate capital, unexpected costs and operating deficits, increases in general and administrative costs, lower sales and revenue than forecast, loss of customers, customer returns of products sold to them by the Company, termination of contracts, technological obsolescence of the Company's products, technical problems with the Company's products, price increases for supplies and components, inability to raise prices, failure to obtain new customers, litigation and administrative proceedings involving the Company, the possible acquisition of new businesses that result in operating losses or that do not perform as anticipated, resulting in unanticipated losses, the possible fluctuation and volatility of the Company's operating results, financial condition and stock price, losses incurred in litigation and settling cases, dilution in the Company's ownership of its business, adverse publicity and news coverage, inability to carry out marketing and sales plans, loss or retirement of key executives, changes in interest rates, inflationary factors, and other specific risks that may be alluded to in this Annual Report or in other reports issued by the Company. In addition, the business and operations of the Company are subject to substantial risks, which increase the uncertainty inherent in the forward-looking statements. In light of the significant uncertainties inherent in the forward-looking information included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved.

ITEM 1. DESCRIPTION OF BUSINESS.

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

         The Company also designs and manufactures, to meet customer specifications, conveyors and systems under the trade name of Hapman(TM), which are used primarily to transport bulk materials, such as powders and chemicals. These tubular, flexible screw (HELIX(TM)), and pneumatic conveyors, bulk bag unloaders, bulk bag fillers, and bag dumping stations (also known as "bulk material handling equipment") are used in the chemical, pharmaceutical, food, plastics and other processing industries and sell in the price range of $2,000 to $250,000.

Sales

         The Company's business is not seasonal; however, fluctuations in sales are common due to large system orders, which is typical of the capital equipment industry. Foreign sales and license fees accounted for 9%, 7%, and 11% of the Company's net sales for each of the fiscal years 2002, 2001 and 2000, respectively. The Company's sales are not dependent on one or a few major customers.

Backlog

         The Company's backlog of orders as of October 31, 2002 and October 31, 2001 is set forth below. The Company believes all backlog orders outstanding as of October 31, 2002 will be filled within one year.

                                                             Increase
           As of                     As of                  (Decrease)
        October 31,               October 31,                From 2001
            2002                      2001                    to 2002
        -----------               -----------                --------

        $2,899,000                $2,995,000                   (3%)

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

Manufacturing

         The Company fabricates and assembles the primary components of most of its products. The principal materials used in all of the Company's products are bar and sheet metal, stampings, castings, machined parts, electrical components, completed controls and finished goods. All of these materials are readily available from a variety of sources.

         Warranty expense for the past three years has been approximately $400,000, $277,000, and $615,000 for 2002, 2001 and 2000, respectively.

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

Employees

         As of December 31, 2002, the Company employed 83 persons, 81 of which persons were employed on a full-time basis. 36 of the employees are covered by a collective bargaining agreement with the United Steelworkers of America, AFL-CIO-CLC. The three-year contract with the Union expires on November 1, 2005.

ITEM 2.  DESCRIPTION OF PROPERTY.

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

ITEM 3.  LEGAL PROCEEDINGS.

         The Company is subject to claims and lawsuits arising in the ordinary course of business. In the opinion of management, all such pending claims and lawsuits are either adequately covered by insurance or, if not insured, will not have a material adverse effect on the Company.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matter was submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         The following table sets forth the range of high and low bid information for the Company's two most recent fiscal years:


                                                     2002
                                  ----------------------------------------

                                  First             Second            Third            Fourth
                                  Quarter           Quarter           Quarter          Quarter
                                  -------           -------           -------          -------
Stock Price        (bid)
                   High           1 4/10            1 1/10            1 1/10             1 1/10
                   Low            1 65/100            8/10             88/100            1 2/100


                                                     2001
                                  ----------------------------------------

                                  First             Second            Third            Fourth
                                  Quarter           Quarter           Quarter          Quarter
                                  -------           -------           -------          -------
Stock Price        (bid)
                   High           1 7/8             1 5/8             1 1/10               9/10
                   Low            1 1/2               5/8               7/10              65/100

         The Common Stock is regularly quoted on the OTC Bulletin Board (OTCBB). The above bid prices are quotations reflecting inter-dealer prices, without retail markup, markdown or commissions, and may not necessarily represent actual transactions. At December 31, 2002, there were approximately 892 record holders of the Common Stock.

         The Company has paid no dividends on its Common Stock. The payment of dividends in the future will be dependent upon the financial condition, capital requirements, earnings of the Company and such other factors as the Board of Directors may deem relevant.

Equity Compensation Plan Information

As of October 31, 2002:

                                                                                                 NUMBER OF SECURITIES
                                                                                                REMAINING AVAILABLE FOR
                                  NUMBER OF SECURITIES TO BE                                     ISSUANCE UNDER EQUITY
                                   ISSUED UPON EXERCISE OF      WEIGHTED-AVERAGE EXERCISE         COMPENSATION PLANS
                                     OUTSTANDING OPTIONS,          PRICE OF OUTSTANDING          (EXCLUDING SECURITIES
                                     WARRANTS AND RIGHTS       OPTIONS, WARRANTS AND RIGHTS    REFLECTED IN COLUMN (A))
      PLAN CATEGORY                          (A)                           (B)                            (C)
-------------------------------- ----------------------------- ----------------------------- ------------------------------
Equity Compensation Plans
Approved by Security Holders
                                            86,000                         1.39                         110,000

Equity Compensation Plans Not
Approved by Security Holders
                                              0                             0                              0
-------------------------------- ----------------------------- ----------------------------- ------------------------------
Total                                       86,000                         1.39                         110,000
-------------------------------- ----------------------------- ----------------------------- ------------------------------

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Overview of Recent Significant Events

         Net sales in 2002 decreased 13% and new order bookings decreased 8% when compared to 2001. Operating income decreased 68% primarily from increased outsourcing on large orders, combined with an increase in warranty expense of $123,000 from the prior year.

         The Company, in August, 2002, repurchased 166,457 shares of its common stock from the estate of a former officer of the Company at a price of $1.13 per share. The repurchased shares were returned to authorized but unissued status. The Company also began a small share buy back program in October of 2002 to repurchase the shares of shareholders owning fewer than 100 shares. The program resulted in the purchase of 3,145 shares which were returned to authorized but unissued status. An additional 29,366 shares were purchased from other shareholders and returned to authorized but unissued status.

         Bookings in fiscal year 2002 continued to be low as a result of a weak USA economy.

         The Company signed an equipment purchase agreement with a manufacturer of briquetter equipment which allows the Company to purchase and sell their briquetters under the Prab name. The Company has already booked orders for several of these briquetters as well as supplying conveyor equipment to this supplier for systems they market.

2002 Compared to 2001

         Net sales decreased 13% in 2002 to $12,942,000 from $14,847,000 in
2001. Part sales were 23% of total sales in 2002 and 22% in 2001. $1,388,000 of 2002 sales was for a single order requiring the Company to supply a stamping scrap conveying system to a new manufacturing plant built in Mississippi.

         The Company's business is highly competitive and very sensitive to price. The decrease in net sales in 2002 was primarily due to decreased sales of Prab conveyors and Hapman systems. The actual sales fluctuation due to price is not known.

         Cost of sales compared to net sales increased to 64% in 2002 from 60% in 2001 primarily from competitive pricing pressures, increased outsourcing, increased warranty expense and under utilization of plant capacity. Selling, general and administrative expenses were 34% of net sales in 2002 and 2001.

         Warranty expense was $400,000 in fiscal year 2002 compared to $277,000 a year ago. The increase resulted primarily from a few large jobs requiring significant on site labor to correct equipment performance problems.

         As part of the Company's normal accounting procedures, the management team has analyzed all jobs for future warranty exposure and believes the amount of the reserve at the end of fiscal year 2002 is adequate to cover sales through the end of that period.

         During fiscal 2002, the Company reserved an additional $40,000 to cover it's share of costs relating to the clean up of a local landfill. There may be future additional costs not yet resolved in the consent decree.

Trends

         The Company's backlog of orders at October 31, 2002 is 3% lower than the prior year, however, management is hopeful of increasing sales in 2003 due to relatively strong bookings in September and October, combined with the recent increase in briquetter bookings.

          Sales of bulk material handling parts and equipment in 2002 decreased 16% from 2001 sales. Sales of metal scrap processing conveyors, parts, and chip systems in 2002 decreased 10% from 2001 sales.

Liquidity and Financial Condition

         The Company's primary cash requirements in 2002 were operating expenses, capital expenditures, and repurchase of Company common stock.

         In 2002, the Company's operations provided $948,000 of cash and the Company had working capital at the end of the year of $3,208,000 compared to $3,056,000 a year ago. The increase in working capital resulted primarily from an increase in cash, accounts receivable, and note receivable. Capital expenditures increased from the prior year with $118,000 in 2002 versus $99,000 in 2001.

         The increase in accounts receivable was largely attributable to an increase in October sales for fiscal 2002 of approximately $1,048,000, compared to October sales for fiscal 2001. This increase was due to higher shipment activity in general, and was not attributable to the timing of large orders. Orders are booked and scheduled to be manufactured based upon openings in the Company's production schedule, availability of materials, and the customers desired receipt date.

         The decrease in the allowance for doubtful accounts is primarily due to fewer identified customers requiring a reserve at the end of fiscal year 2002. There have been no changes to the

Company's credit policies. The customer's credit worthiness is evaluated at the time it issues the Company a purchase order.

         The decrease in inventory resulted from the higher shipments in October combined with lower scheduled shipments in November 2002.

         The note receivable resulted from the sale of equipment to a customer in the amount of $187,407. The customer was able to restructure their debt and pay the Company $100,000 in November 2002, of which $5,679 was applied to interest income and $94,321 was applied to the principal. The Company entered into a note agreement for the balance of $86,086, which is to be paid over the next eighteen months with interest at 8.5%. The Company did receive the first payment due under this agreement on January 3, 2003.

         Accounts and notes payable increased due to the higher level of shipments in October combined with installation charges accrued on a large job shipped in 2002.

         The Company has a $1,000,000 line of credit which is subject to a borrowing formula based upon certain asset levels of the Company. Payment of the line of credit is secured by liens on all of the assets of the Company. As of December 31, 2002, $977,477 was available to the Company under the line of credit and the Company had borrowed $0 of such amount. The line of credit supports two letters of credit that total $22,523. The Company believes this financing, combined with cash generated by operations in 2003, will provide sufficient funds to finance working capital requirements and capital additions.

Summary

         Management is optimistic that 2003 sales will improve based upon the recent improvement in bookings and the potential for increasing briquetter sales. We will continue to work towards improving all processes beginning with the quotation and continuing through engineering and manufacturing to eliminate and reduce warranty expense. Building reliable, quality products has always been and will continue to be our performance standard for growing the Company.

ITEM 7.  FINANCIAL STATEMENTS.

         (a) The following Financial Statements are attached hereto in response to Item 7:

                  Independent Auditor's Report - Plante & Moran, LLP

                  Consolidated Balance Sheets - October 31, 2002 and October 31, 2001

                  Consolidated Statement of Income - Years ended October 31, 2002 and October 31, 2001

                  Consolidated Statement of Changes in Stockholders' Equity - Years ended October 31, 2002 and October 31, 2001

                  Consolidated Statement of Cash Flows - Years ended October 31, 2002 and October 31, 2001

                  Notes to Financial Statements

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

                  None.
                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

         The information under the captions "Directors and Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" contained in the Company's Definitive Proxy Statement filed with the Commission, is incorporated herein by reference.

ITEM 10.  EXECUTIVE COMPENSATION.

         The information under the captions "Executive Compensation", "Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values" and "Compensation of Directors" contained in the Company's Definitive Proxy Statement filed with the Commission, is incorporated herein by reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

         See Item 5 of this Annual Report and the information under the caption "Security Ownership of Certain Beneficial Owners and Management", contained in the Company's Definitive Proxy Statement filed with the Commission, is incorporated herein by reference.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information under the caption "Certain Relationships and Related Transactions", contained in the Company's Definitive Proxy Statement filed with the Commission, is incorporated herein by reference.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a) The following exhibits are attached hereto or incorporated herein by reference:

Exhibit             Description of Exhibit
Number

2.                Not Applicable.

3(i). Second Restated Articles of Incorporation of the Company, as amended, incorporated herein by reference to Exhibit 3(i) of the Company's Form 8-A/A (Amendment No.1) dated May 25, 1995.

3(ii). By-Laws of the Company as amended incorporated herein by reference to Exhibit 3(ii) of the Company's Form 8-A/A (Amendment No.1) dated May 25, 1995.

4.                Not Applicable.

9.                Not Applicable.

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

11.               Not Applicable.

13.               Not Applicable.

16.               Not Applicable.

18.               Not Applicable.

21.               List of Subsidiaries.

22.               Not Applicable.

23.               Not Applicable.

24a.              Power of Attorney for William G. Blunt.

24b.              Power of Attorney for John W. Garside.

24c.              Power of Attorney for Eric V. Brown, Jr.

24d.              Power of Attorney for James H. Haas.

24e.              Power of Attorney for Frederick J. Schroeder, Jr.

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

ITEM 14.  CONTROLS AND PROCEDURES.

         (a) Within the 90 days prior to the date of filing of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's President and Chief Executive Officer along with the Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Exchange Act Rule 13a-14 and 15d-14). Based upon that evaluation, the Company's President and Chief Executive Officer along with the Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company's periodic SEC filings.

         (b) There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date the Company carried out this evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     PRAB, INC.


Date: January 29, 2003               By:      /s/Gary A. Herder
                                              ----------------------------------
                                              Gary A. Herder, President

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


Signature                                   Title                                       Date
---------                                   -----                                       ----

/s/Gary A. Herder                           President, Chief                            January 29, 2003
---------------------------------           Executive Officer
   Gary A. Herder                           and Director (Principal
                                            Executive Officer)



                                            Secretary and Director                      January 29, 2003
---------------------------------
   *Eric V. Brown, Jr.


                                            Director                                    January 29, 2003
---------------------------------
   *William G. Blunt


                                            Director                                    January 29, 2003
---------------------------------
   *James H. Haas


                                            Director                                    January 29, 2003
---------------------------------
   *John W. Garside


                                            Director                                    January 29, 2003
---------------------------------
   * Frederick J. Schroeder, Jr.


/s/Robert W. Klinge                         Treasurer, Vice                             January 29, 2003
---------------------------------           President of Finance
   Robert W. Klinge                         and Chief Financial
                                            Officer (Principal
                                            Accountant and Principal
                                            Financial Officer)

*
By:/s/Gary A. Herder                                                                    January 29, 2003
   ------------------------------
   Gary A. Herder
   Attorney-in-Fact

                                 CERTIFICATIONS


I, Gary A. Herder, certify that:

1.       I have reviewed this annual report on Form 10-KSB of Prab, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: January 29, 2003        /s/Gary A. Herder
                              --------------------------------------------------
                              Gary A. Herder, President, Chief Executive
                              Officer and Director (Principal Executive Officer)

I, Robert W. Klinge, certify that:

1.       I have reviewed this annual report on Form 10-KSB of Prab, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: January 29, 2003          /s/Robert W. Klinge
                                ------------------------------------------------
                                Robert W. Klinge, President of Finance and Chief
                                Financial Officer (Principal Financial Officer)

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                          ANNUAL REPORT ON FORM 10-KSB
                   FOR THE FISCAL YEAR ENDED OCTOBER 31, 2002


                              FINANCIAL STATEMENTS
                                INDEX TO EXHIBITS
                                    EXHIBITS



                                   PRAB, INC.
                            (A MICHIGAN CORPORATION)
                              5944 E. KILGORE ROAD
                                  P.O. BOX 2121
                            KALAMAZOO, MICHIGAN 49003

                                   PRAB, INC.

                     =======================================

                          CONSOLIDATED FINANCIAL REPORT
                                OCTOBER 31, 2002

PRAB, INC.

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

                           [PLANTE MORAN LETTERHEAD]


                          Independent Auditor's Report



To the Directors and Stockholders
Prab, Inc.


We have audited the accompanying consolidated balance sheet of Prab, Inc. and subsidiary as of October 31, 2002 and 2001, and the related consolidated statements of income, stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Prab, Inc. and subsidiary at October 31, 2002 and 2001, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.


                                                /s/ Plante & Moran, PLLC



Kalamazoo, Michigan
December 13, 2002

PRAB, INC.


                                                                October 31
                                                          -----------------------
                                                             2002         2001
                                                          ----------   ----------
                           ASSETS
CURRENT ASSETS
     CASH                                                 $1,240,017   $  621,795
     Accounts receivable, net of allowance for doubtful
        accounts of $52,707 in 2002 and $58,257 in 2001    2,030,476    1,846,566
     Inventories (Note 2)                                  1,173,904    1,504,818
     Note receivable (Note 4)                                145,700            -
     Deferred income taxes (Note 8)                          316,259      288,910
     Other current assets                                    216,456      245,321
                                                          ----------   ----------
          Total current assets                             5,122,812    4,507,410

PROPERTY, PLANT AND EQUIPMENT (Note 3)                       790,224      879,108

OTHER ASSETS
     Deferred income taxes (Note 8)                          185,620      228,058
     Unamortized pension cost (Note 6)                        99,908      110,573
     Notes receivable (Note 4)                                34,707
     Other assets                                             13,806       13,114
                                                          ----------   ----------
          Total other assets                                 334,041      351,745

                                                          ----------   ----------
          Total assets                                    $6,247,077   $5,738,263
                                                          ==========   ==========







                See Notes to Consolidated Financial Statements.

                                                      CONSOLIDATED BALANCE SHEET


                                                                                   October 31
                                                                           --------------------------
                                                                               2002           2001
                                                                           -----------    -----------
                              LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
        Accounts payable                                                   $   735,109    $   312,183
        Customer deposits                                                      227,500        111,240
        Salaries, wages and vacation                                           347,715        385,801
        Commissions                                                            316,113        326,350
        Other accrued expenses                                                 288,840        316,322
                                                                           -----------    -----------
                Total current liabilities                                    1,915,277      1,451,896
NONCURRENT LIABILITIES
        Deferred compensation (Note 6)                                          22,232         20,894
        Accrued pension cost (Note 6)                                          490,524        205,246
                                                                           -----------    -----------
                Total noncurrent liabilities                                   512,756        226,140
STOCKHOLDERS' EQUITY
        Non-convertible preferred stock (Note 11) - $.50 par value:
                Authorized - 600,000 shares
                Issued and outstanding - 0 shares at October 31, 2002
                   and 2001                                                          -              -
        Convertible preferred stock (Note 11) - $.75 par value:
                Authorized - 2,000,000 shares
                Issued and outstanding - 0 shares at October 31, 2002
                   and 2001                                                          -              -
        Common stock - $.10 par value:
                Authorized - 7,000,000 shares
                Issued and outstanding - 1,572,028 shares at October 31,
                  2002 and 1,768,793 shares at October 31, 2001                157,203        176,879
        Additional paid-in capital                                             853,442      1,057,556
Retained earnings since November 1, 1995                                     3,107,612      2,961,349
Accumulated other comprehensive income (loss)                                 (299,213)      (135,557)
                                                                           -----------    -----------
                Total stockholders' equity                                   3,819,044      4,060,227
                                                                           -----------    -----------
                Total liabilities and stockholders' equity                 $ 6,247,077    $ 5,738,263
                                                                           ===========    ===========


PRAB, INC.


                                                CONSOLIDATED STATEMENT OF INCOME


                                                     Year Ended October 31
                                                  ----------------------------
                                                      2002             2001
                                                  ------------    ------------
NET SALES                                         $ 12,942,090    $ 14,847,178

COST OF SALES                                        8,286,416       8,954,179
                                                  ------------    ------------
GROSS PROFIT                                         4,655,674       5,892,999

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES         4,392,089       5,061,227
                                                  ------------    ------------
OPERATING INCOME                                       263,585         831,772

OTHER INCOME (EXPENSES)
        Interest expense                                  (849)         (8,814)
        Interest income                                 39,623          10,464
        Litigation settlement (Note 12)                (40,177)              -
        Other                                            1,285          (1,868)
                                                  ------------    ------------
INCOME - Before income taxes                           263,467         831,554

INCOME TAX EXPENSE (Note 8)                            117,204         289,697
                                                  ------------    ------------
NET INCOME                                        $    146,263    $    541,857
                                                  ============    ============
EARNINGS PER COMMON AND COMMON SHARE EQUIVALENT
        Basic                                     $       0.09    $       0.30
                                                  ============    ============
        Diluted                                   $       0.08    $       0.30
                                                  ============    ============



                 See Notes to Consolidated Financial Statements

PRAB, INC.

                                                     Common Stock
                                               --------------------------
                                                                              Additional
                                                                               Paid-in       Retained
                                                 Shares         Amount         Capital       Earnings
                                               -----------    -----------    -----------    -----------
BALANCE-OCTOBER 31, 2001                         1,767,339    $   176,734    $ 1,080,202    $ 2,419,492

Issuance of common stock                            66,555          6,655         45,833              -

Repurchase of common stock                         (65,101)        (6,510)       (68,479)             -

Comprehensive income:
        Net income                                       -              -              -        541,857
        Minimum pension liability adjustment             -              -              -              -
                Net comprehensive income


                                               -----------    -----------    -----------    -----------
BALANCE - OCTOBER 31, 2002                       1,768,793        176,879      1,057,556      2,961,349

Issuance of common stock

Repurchase of common stock                        (196,765)       (19,676)      (204,114)             -

Comprehensive income (loss):
        Net income                                       -              -              -        146,263
        Minimum pension liability adjustment             -              -              -              -
                Net comprehensive loss

                                               -----------    -----------    -----------    -----------

BALANCE - OCTOBER 31, 2002                       1,572,028    $   157,203    $   853,442    $ 3,107,612
                                               ===========    ===========    ===========    ===========



                See Notes to Consolidated Financial Statements.

                       CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY




Accumulated
   Other                     Total
Comprehensive            Stockholders'
Income (Loss)               Equity
-----------              -----------
$         -              $ 3,676,428

          -                   52,488

          -                  (74,989)


          -                  541,857
   (135,557)                (135,557)
                         -----------
                             406,300

-----------              -----------

   (135,557)               4,060,227

          -                        -

          -                 (223,790)


          -                  146,263
   (163,656)                (163,656)
                         -----------
                             (17,393)

-----------              -----------
$  (299,213)             $ 3,819,044
===========              ===========

PRAB, INC.

                                            CONSOLIDATED STATEMENT OF CASH FLOWS


                                                           Year Ended October 31
                                                         --------------------------
                                                             2002           2001
                                                         -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                            $   146,263    $   541,857
   Adjustments to reconcile net income to net cash
     from operating activities
        Depreciation                                         196,249        200,838
        (Gain) loss on disposal of fixed assets               (1,285)         1,868
        Bad debt expense                                      41,866         65,496
        Deferred taxes                                        99,397        280,955
        (Increase) decrease in assets
           Accounts receivable                              (225,776)       410,461
           Inventories                                       330,914        230,010
           Notes Receivable                                 (180,407)             -
           Other current and noncurrent assets                76,152         10,907
        Increase (decrease) in liabilities
           Accounts payable                                  422,926       (616,324)
           Customer deposits                                 116,260       (138,226)
           Accrued expenses                                  (75,805)       110,873
           Deferred compensation                               1,338          1,286
                                                         -----------    -----------
             Net cash provided by operating activities       948,092      1,100,001

CASH FLOWS FROM INVESTING ACTIVITIES
   Proceeds from sale of equipment                            11,562              -
   Purchase of equipment                                    (117,642)       (99,185)
                                                         -----------    -----------
             Net Cash used in investing activities          (106,080)       (99,185)

CASH FLOWS FROM FINANCING ACTIVITIES
   Net repayments on line of credit                                -       (425,000)
   Issuance of common stock                                        -         32,499
   Repurchase of common stock                               (223,790)       (55,000)
                                                         -----------    -----------
             Net cash used in financing activities          (223,790)      (447,501)
                                                         -----------    -----------

NET INCREASE IN CASH                                         618,222        553,315
CASH - Beginning of year                                     621,795         68,480
                                                         -----------    -----------
CASH - End of year                                       $ 1,240,017    $   621,795
                                                         ===========    ===========





                See Notes to Consolidated Financial Statements.

PRAB, INC.

                                                   NOTES TO FINANCIAL STATEMENTS
                                                       OCTOBER 31, 2002 AND 2001

NOTE 1 - NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

         Prab, Inc. and subsidiary (the "Company") is engaged in the manufacturing of metal scrap reclamation systems, bulk material handling equipment, and conveyor equipment. Major customers are in the metal working, chemical, pharmaceutical, and food processing industries throughout the United States, Canada, Mexico, Asia, and Europe. Sales outside the United States were approximately 9 percent and 7 percent of total sales in 2002 and 2001, respectively. Accounts receivable generated from foreign sales totaled approximately $206,000 and $195,000 as of October 31, 2002 and October 31, 2001, respectively.

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

         WARRANTIES - The Company's products are generally under warranty against defects in material and workmanship for a period of one year. The Company has established a reserve of approximately $ 115,000 and $97,000 at October 31, 2002 and 2001, respectively, for these anticipated future warranty costs.

PRAB, INC.

                                                   NOTES TO FINANCIAL STATEMENTS
                                                       OCTOBER 31, 2002 AND 2001


NOTE 1 - NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         ADVERTISING - Advertising expense was approximately $ 336,000 and $321,000 for the years ended October 31, 2002 and 2001, respectively, mostly for trade shows and publications.

         NET INCOME PER COMMON AND COMMON EQUIVALENT SHARE - The Company calculates earnings per share according to the provisions of SFAS 128.

         The calculation of basic and diluted earnings per share for the years ended October 31, 2002 and 2001 is as follows:

                                                                  2002                                   2001
                                                        ----------------------------        --------------------------------
                                                            BASIC           DILUTED             BASIC               DILUTED
                                                        EARNINGS PER     EARNINGS PER         EARNINGS PER        EARNINGS PER
                                                            SHARE           SHARE               SHARE                SHARE
                                                            -----           -----               -----                -----

Net income - available to common shareholders           $  146,263       $    146,263       $       541,857       $  541,857
                                                        ==========       ============       ===============       ==========
Common and common equivalent shares outstanding          1,716,032          1,734,473             1,802,467        1,834,329
                                                        ==========       ============       ===============       ==========
Earnings per common and common equivalent shares        $     0.09       $       0.08       $          0.30       $     0.30
                                                        ==========       ============       ===============       ==========

A reconciliation of common and common equivalent shares outstanding is as follows:

                                                                             2002                  2001
                                                                    ---------------------   ---------------------
                                                                       BASIC     DILUTED     BASIC       DILUTED
                                                                    ---------   ---------   ---------   ---------
Weighted average number of outstanding common shares                1,716,032   1,716,032   1,802,467   1,802,467
Incremental shares from outstanding options dated 02/22/91                  -           -           -       8,937
Incremental shares from outstanding options dated 05/26/94                  -      17,612           -      22,605
Incremental shares from outstanding options dated 07/25/01                  -         829           -         320
                                                                    ---------   ---------   ---------   ---------
Common and common equivalent shares outstanding                     1,716,032   1,734,473   1,802,467   1,834,329
                                                                    =========   =========   =========   =========


         There are no securities that could potentially dilute earnings per share in the future that are not considered above.

PRAB, INC.

                                                   NOTES TO FINANCIAL STATEMENTS
                                                       OCTOBER 31, 2002 AND 2001



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

         CONCENTRATION OF LABOR - Approximately 43 percent of the Company's workforce is subject to a collective bargaining agreement. The collective bargaining agreement expires October 31, 2005.

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

         OTHER COMPREHENSIVE INCOME - Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income; although certain changes in assets and liabilities, such as minimum pension liability amounts, are reported as a separate component of the equity section of the balance sheet. Such items, along with net income, are components of comprehensive income. Accumulated other comprehensive income at October 31, 2002 and 2001 consists solely of pension losses not yet recognized in pension expense, which are reported net of taxes of $154,140 in 2002 and $69,832 in 2001.

PRAB, INC.

                                                   NOTES TO FINANCIAL STATEMENTS
                                                       OCTOBER 31, 2002 AND 2001



NOTE 2 - INVENTORIES

         Inventories consist of the following:



                                          2002                2001
                                      ----------           ----------
Raw materials                         $  739,712           $1,036,253
Work in process                          114,171               76,661
Finished goods and display units         320,021              391,904
                                      ----------           ----------
        Total inventories             $1,173,904           $1,504,818
                                      ==========           ==========

         Inventories are stated at the lower of cost, determined by the LIFO method, or market. If the FIFO method had been used for the entire consolidated group, inventories, after an adjustment to the lower of cost or market, would have been approximately $1,525,000 and $1,850,000 at October 31, 2002 and 2001, respectively.

         The reserve for inventory obsolescence was approximately $226,000 and $236,000 as of October 31, 2002 and 2001, respectively.

NOTE 3 - PROPERTY, PLANT AND EQUIPMENT

         Cost of property, plant and equipment and depreciable lives are summarized as follows:


                                                                           Depreciable
                                           2002                2001        Life - years
                                        ----------          ----------     ------------
Land                                        28,939          $   28,939          -
Buildings and improvements               1,846,307           1,830,786        10-30
Machinery and equipment                  2,361,826           2,823,681         3-10
                                        ----------          ----------

        Total cost                       4,237,072           4,683,406

Less accumulated depreciation            3,446,848           3,804,298
                                        ----------          ----------
        Net carrying amount             $  790,224          $  879,108
                                        ==========          ==========


         Depreciation expense totaled approximately $196,000 and $201,000 at October 31, 2002 and 2001, respectively.

PRAB, INC.

                                                   NOTES TO FINANCIAL STATEMENTS
                                                       OCTOBER 31, 2002 AND 2001




NOTE 4 - NOTE RECEIVABLE

         During the year ended October 31, 2002, the Company entered into a note agreement to finance a purchase of equipment made by a customer. Under the terms of the agreement, the customer is required to pay a lump sum of $100,000 in November 2002, including accrued interest, followed by eighteen monthly payments of $5,091, including interest at 8.5 percent, commencing in December 2002 and ending in May 2004. The note is collateralized by the related equipment.

NOTE 5 - NOTE PAYABLE

         At October 31, 2002, the Company has available a $1,000,000 line of credit under a commercial revolving note, expiring April 30, 2004, bearing interest at .75 percent below the bank's prime rate for an effective rate of 4 percent at October 31, 2002. The line of credit is collateralized by essentially all assets of the Company. Available borrowings are based on a formula of eligible accounts receivable and inventory. The line of credit supports two letters of credit totaling $22,523 at October 31, 2002.

         Pursuant to the line of credit agreement, the Company has agreed to maintain certain levels of tangible net worth and maintain minimum ratios of current assets to current liabilities and debt to tangible net worth. The Company has also agreed not to create, incur, assume, or guarantee indebtedness, merge, sell or lease a substantial part of the business, or make loans.

         There were no borrowings outstanding under this note at October 31, 2002 or 2001.

PRAB, INC.

                                                   NOTES TO FINANCIAL STATEMENTS
                                                       OCTOBER 31, 2002 AND 2001


NOTE 6 - PENSION AND PROFIT-SHARING PLANS

         As of October 31, 2002 and 2001, the Company is participating in a defined benefit plan for their collective bargaining unit. The following table sets forth the funded status of the Company's defined benefit pension plan and amounts recognized in the balance sheet at October 31, 2002 and 2001:

                                                                              2002                     2001
                                                                           -----------              -----------
Actuarial present value of accumulated benefit
   obligation, including vested benefits of $950,482
   and $915,379 in 2002 and 2001, respectively                             $ 1,128,296              $ 1,087,830
                                                                           ===========              ===========

Projected benefit obligation for service rendered to date                  $(1,204,561)             $(1,087,830)
Plan assets at fair value - Primarily nongovernment
   obligations and listed stock                                                637,772                  882,584
                                                                           -----------              -----------
Underfunded status                                                            (566,789)                (205,246)
Unrecognized net loss from experience different
   than that assumed or change in assumptions                                  529,618                  205,389
Unrecognized prior service cost due to plan
   amendment being amortized over 15 years                                     99,908                  114,303
Unrecognized net asset at November 1, 1987
   being recognized over 15 years                                                                        (3,730)
Minimum liability adjustment                                                  (553,261)                (315,962)
                                                                           -----------              -----------
      Accrued pension cost                                                 $  (490,524)             $  (205,246)
                                                                           ===========              ===========

         A reconciliation of the projected benefit obligation is as follows:




                                                                              2002                       2001
                                                                          -----------                -----------
Projected benefit obligation - Beginning of year                          $(1,087,830)               $(1,045,054)
Actuarial gain(loss) during year                                               35,733                     28,692
Service cost                                                                  (29,836)                   (27,606)
Interest cost                                                                 (72,650)                   (70,149)
Distributions to plan participants                                             26,287                     26,287
Current year prior service costs- unrecognized                                (76,265)                         -
                                                                          -----------                -----------
Projected benefit obligation - End of year                                $(1,204,561)               $(1,087,830)
                                                                          ===========                ===========

PRAB, INC.

                                                   NOTES TO FINANCIAL STATEMENTS
                                                       OCTOBER 31, 2002 AND 2001

NOTE 6 - PENSION AND PROFIT-SHARING PLANS (CONTINUED)

         A reconciliation of fair value of plan assets is as follows:



                                                                   2002                      2001
                                                               -----------                -----------
Fair value of plan assets- Beginning of year                   $   882,584                $ 1,269,878
Distributions to plan participants                                 (26,287)                   (26,287)
Actuarial return on plan assets                                   (218,525)                  (361,007)
                                                               -----------                -----------
Fair value of plan assets - End of year                        $   637,772                $   882,584
                                                               ===========                ===========



Pension expense included the following components:




                                                                    2002                     2001
                                                                  --------                 --------
Service cost - Benefits earned during the year                    $ 29,836                 $ 27,606
Interest cost on projected benefit obligation                       72,650                   70,149
Expected return on plan assets                                     (69,468)                 (90,774)
Amortization of unrecognized transition asset                       (3,730)                  (4,074)
Amortization of unrecognized (gains) losses                          4,296                     (753)
Amortization of prior service cost                                  14,395                   14,395
                                                                  --------                 --------
Net periodic pension cost                                         $ 47,979                 $ 16,549
                                                                  ========                 ========

         The discount rate used in determining the actuarial present value of the projected benefit obligation was 7 percent for 2002 and 2001. The expected long-term rate of return on assets was 8 percent for 2002 and 2001.

         The Company made no contributions in 2002 or 2001 to the pension plan for hourly employees covered by its collective bargaining agreement. The Company's policy is to make annual contributions as required by applicable regulations.

         Due to the unrecognized net loss from experience different than that assumed, the Company was required to record an additional pension liability of $553,261 and $315,962 as of October 31, 2002 and 2001 respectively. That adjustment, which reflects pension cost not yet recognized in pension expense, resulted in an intangible asset for unamortized pension costs of $99,908 and $110,573 as of October 31, 2002 and 2001 respectively. In addition, for the years ended October 31, 2002 and 2001, a charge to other comprehensive income of $163,656 and $135,557, net of the related tax effect of $154,140 and $69,832.

PRAB, INC.

                                                   NOTES TO FINANCIAL STATEMENTS
                                                       OCTOBER 31, 2002 AND 2001


NOTE 6 - PENSION AND PROFIT-SHARING PLANS (CONTINUED)

         The Company's salaried employees profit-sharing plan is a combination defined contribution profit sharing and 401(k) plan. The profit-sharing plan covers substantially all employees of the Company other than those covered by the collective bargaining agreement. It provides for an annual contribution of not less than 5 percent of the Company's income before income taxes, proceeds from life insurance policies and gain on sale of capital assets. Beginning in 2002, contributions for the profit-sharing plan have been invested at the discretion of individual employees. The stock under this plan is allocated to salaried employees based on their pro-rata compensation. Salaried employees vest in the shares of the Company based on a 5-year schedule, 10 percent in year 1, 20 percent in year 2, 40 percent in year 3, 70 percent in year 4, and 100 percent in year 5. As of October 31, 2002, there were 216,549 shares held in the plan. Contributions calculated by the Company in accordance with the profit-sharing plan were approximately $15,000 for 2002 and $44,000 in 2001. Employer matching contributions are made to the 401(k) plan in an amount equal to 25 percent of the lesser of: the amount designated by the employee for withholding and contribution to the 401(k) plan; or 4 percent of the employee's total compensation. In addition, the Company will make a contribution equal to one percent of each eligible employee's compensation who performs 500 or more hours of service for the Company during the plan year. The cost of this plan was approximately $59,000 and $42,000 in 2002 and 2001, respectively.

         The Company also sponsors a union 401(k) plan that covers all employees of the Company covered by the collective bargaining agreement. Participation in the 401(k) plan is optional. Employer matching contributions are made to the 401(k) plan in an amount equal to 25 percent of the lesser of: the amount designated by the employee for withholding and contribution to the 401(k) plan; or 4 percent of employee's total compensation. Contributions to the plan totaled approximately $7,000 and $9,000 for the years ended October 31, 2002 and 2001, respectively.

         The Company has entered into deferred compensation and salary continuation agreements with a key employee calling for periodic payments totaling $48,000 at retirement or death of the employee. The normal retirement date occurs during 2012. The liability has been recorded using the present value method.

PRAB, INC.

                                                   NOTES TO FINANCIAL STATEMENTS
                                                       OCTOBER 31, 2002 AND 2001


NOTE 7 - STOCK OPTION PLANS

         The Company maintains qualified and nonqualified stock option plans that provide for granting of options on common stock by the Board of Directors to officers and key employees.

         Transactions involving the plans for years ended October 31, are summarized as follows:

                                                          2002                                  2001
                                                 -------------------------           ----------------------------
                                                                  Weighted                              Weighted
                                                                   Average                               Average
                                                   Option         Exercise               Option         Exercise
                                                   Shares          Price                 Shares          Price
                                                   ------          -----                 ------          -----
Outstanding - Beginning of year                    86,000          $1.39                235,000          $1.27
Exercised                                               -          $   -                (66,555)         $0.79
Granted                                                 -          $   -                  4,000          $1.10
Expired                                                 -              -                (86,445)         $1.50
                                                  =======          =====                =======          =====
Outstanding - End of year                          86,000           1.39                 86,000          $1.39
                                                  =======          =====                =======          =====

Eligible for exercise at end of year               86,000          $1.39                 86,000          $1.39
                                                  =======          =====                =======          =====




 Outstanding
Option Shares                       Issue Date  Expiration Date  Exercise Price
-------------                       ----------  ---------------  --------------
30,000                               05/26/94     05/26/04           0.5703
16,000                               11/19/97     11/19/07           2.1250
36,000                               01/18/00     01/18/10           1.7813
4,000                                 7/25/01      7/25/11           1.0950


         Under the terms of the stock option plans, options for an additional 110,000 shares may be granted to employees and directors. The stock options are exercisable from the date issued and expire on various dates through 2011. The exercise price equals the market value of all options granted and, therefore, none of the options involved compensation expense.

PRAB, INC.

                                                   NOTES TO FINANCIAL STATEMENTS
                                                       OCTOBER 31, 2002 AND 2001


NOTE 7 - STOCK OPTION PLANS (CONTINUED)

         The weighted average fair value of options granted during 2001 was $.28 per share. In determining the value of the options granted, the Company assumed a risk free interest rate of 6 percent, an expected option term of approximately 2 years, no dividends and volatility of approximately 52 percent, based on 5 years of the Company's stock price history.

         Had the Company used the fair value method of accounting for its stock options, its net income for the years ended October 31, 2002 and 2001 would have been reduced by approximately $500 and $150, respectively, and there would have been no impact on earnings per share in either year.

NOTE 8 - INCOME TAXES

         The provision for income taxes is as follows:


The provision for income taxes is as follows:

                                                                           2002                    2001
                                                                         --------                --------
Current expense                                                          $ 17,807                $  8,742
Deferred expense                                                           99,397                 280,955
                                                                         --------                --------
   Total income tax expense                                              $117,204                $289,697
                                                                         ========                ========

A reconciliation of income tax expense on pretax income at statutory rates to income tax expense at the Company's effective rate is as follows:

                                                                           2002                     2001
                                                                         ---------               ---------
Taxes computed at statutory rates                                        $  89,579               $ 282,728
State income taxes (benefit), net of federal benefit                        11,753                   8,697
Nondeductible expenses and other adjustments                                15,872                  (1,728)
                                                                         ---------               ---------
   Total income tax expense                                              $ 117,204               $ 289,697
                                                                         =========               =========

The details of the net deferred tax asset are as follows:

                                                                           2002                     2001
                                                                         ---------               ---------
Total deferred tax assets                                                $ 574,485               $ 592,274
Total deferred tax liabilities                                             (72,606)                (75,306)
                                                                         ---------               ---------
   Net deferred tax asset                                                $ 501,879               $ 516,968
                                                                         =========               =========

PRAB, INC.

                                                   NOTES TO FINANCIAL STATEMENTS
                                                       OCTOBER 31, 2002 AND 2001


NOTE 8 - INCOME TAXES (CONTINUED)

         The following items affected deferred taxes during the years ended October 31, 2002 and 2001:


                                                                         2002                      2001
                                                                        ---------                ---------
Net operating loss carryforward                                        $(109,245)               $(331,443)
Alternative minimum tax                                                        -                   10,000
Depreciation                                                               2,700                    3,793
Expenses deductible against financial statement
  income but not for tax purposes (deductible for
  tax purposes but not against financial statement
  income)                                                                  7,148                   36,695
                                                                       ---------                ---------
Total deferred tax expense                                             $ (99,397)               $(280,955)
                                                                       =========                =========

         The deferred tax liabilities result from using accelerated depreciation for tax purposes. Deferred tax assets result from expenses not deductible for tax purposes until paid, alternative minimum tax credits, pension losses not yet recognized, and net operating loss carryforwards. For tax purposes, the Company has net operating loss carryforwards of approximately $150,000 that expire at various times through 2014 and alternative minimum tax credit carryforwards of approximately $100,000 that do not expire. These carryforwards have been included as deferred tax assets for financial reporting purposes. As of October 31, 2002 and 2001, management concluded that it was more likely than not all deferred tax assets would be recognized and, accordingly, has not recorded a valuation allowance as of those dates.

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

NOTE 9 - RELATED PARTY TRANSACTIONS

         A director of the Company is a senior principal in the law firm that has been general legal counsel to the Company since 1961. The Company incurred legal fees of approximately $28,000 and $34,000 to the law firm in 2002 and 2001, respectively.

PRAB, INC.

                                                   NOTES TO FINANCIAL STATEMENTS
                                                       OCTOBER 31, 2002 AND 2001

NOTE 10 - CASH FLOWS

          Cash paid during the years ended October 31, 2002 and 2001 for interest expense approximated $1,000 and $9,000, respectively.

          During the year ended October 31, 2001, the Company issued 26,555 shares of common stock with a total exercise price of $34,988 to certain employees upon their exercise of stock options under the Company's stock option plans, in exchange for 15,101 shares with a total market value of $34,988 on the date the options were exercised.

NOTE 11 - PREFERRED STOCK

          CONVERTIBLE PREFERRED STOCK -- There are 2,000,000 shares of 75(cent) par convertible preferred stock authorized. Holders of the convertible preferred stock would be entitled to quarterly cash dividends at 8 percent per annum ($.06 per share) and would have a liquidation priority over common stock of $.75 per share plus any accrued dividends.

          Holders of the convertible preferred stock would be entitled to vote as a class to elect one member of the Board of Directors of the Company.

          As of October 31, 2002 and 2001, there were no shares of convertible preferred stock issued and outstanding.

          NONCONVERTIBLE PREFERRED STOCK - There are 600,000 shares of 50(cent) par nonconvertible preferred stock authorized. Holders of the nonconvertible preferred stock would be entitled to quarterly cash dividends equal to 9 percent per annum ($.045 per share). As of October 31, 2002 and 2001, there were no shares of nonconvertible preferred stock issued and outstanding.

Note 12 - LITIGATION SETTLEMENT

          The Company was offered a settlement agreement to prevent future legal action arising out of its disposal of waste at a local landfill. During April 2000, the Company settled this matter for a total of $25,000, which was paid in May 2000.

          During 2002 the Company reserved approximately $40,000 based on a series of consent decrees issued by the State of Michigan for past costs incurred in a clean up effort on the same local landfill. The Company may receive additional future charges to cover operation, monitoring, and maintenance and for associated financial requirements. There may also be a future assessment for state oversight not resolved in these consent decrees.

                                INDEX TO EXHIBITS

EXHIBIT
NUMBER     DESCRIPTION OF EXHIBIT


2.         Not Applicable.

3(i). Second Restated Articles of Incorporation of the Company, as amended, incorporated herein by reference to Exhibit 3(i) of the Company's Form 8-A/A (Amendment No.1) dated May 25, 1995.

3(ii).     By-Laws of the Company as amended incorporated herein by reference to
           Exhibit 3(ii) of the Company's Form 8-A/A (Amendment No.1) dated May 25, 1995.

4.         Not Applicable.

9.         Not Applicable.

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

11.        Not Applicable.

13.        Not Applicable.

16.        Not Applicable.

18.        Not Applicable.

21.        List of Subsidiaries.

22.        Not Applicable.

23.        Not Applicable.

24a.       Power of Attorney for William G. Blunt.

24b.       Power of Attorney for John W. Garside.

24c.       Power of Attorney for Eric V. Brown, Jr.

24d.       Power of Attorney for James H. Haas.

24e.       Power of Attorney for Frederick J. Schroeder, Jr.

99.1 Certification of the Company's Chief Executive Officer, Gary A. Herder, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2 Certification of the Company's Chief Financial Officer, Robert W. Klinge, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.