Form 10QSB
period 2003-01-31
PRAB INC
filed 2003-03-14
CIK 354383

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

  |X|     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended January 31, 2003

  |_|     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the Transition Period from to

                         Commission File Number 0-10187

                                   PRAB, INC.
       (Exact Name of Small Business Issuer as Specified in Its Charter)


                  Michigan                                38-1654849
      (State or Other Jurisdiction of                  (I.R.S. Employer
       Incorporation or Organization)                 Identification No.)

         5944 E. Kilgore Road, P.O. Box 2121 Kalamazoo, Michigan   49003
              (Address of Principal Executive Offices)          (Zip Code)

                Issuer's Telephone Number, Including Area Code:
                                 (269) 382-8200

         APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                        DURING THE PRECEDING FIVE YEARS

     Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. YES |_| NO |_|

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     As of February 28, 2003, the issuer had outstanding 1,568,659 shares of Common Stock, $.10 par value.

     Transitional Small Business Disclosure Format (check one): YES |_| NO |X|

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

The following Financial Statements for Prab, Inc., a Michigan corporation (the "Company") are attached hereto in response to Item 1:

                      Condensed Consolidated Balance Sheet
                          January 31, 2003 (Unaudited)
                              and October 31, 2002

                       Consolidated Statement of Earnings
                       Three months ended January 31, 2003
                              and 2002 (Unaudited)

                 Condensed Consolidated Statement of Cash Flows
                       Three months ended January 31, 2003
                              and 2002 (Unaudited)

              Notes to Condensed Consolidated Financial Statements

                                   PRAB, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET

                                                       January 31,   October 31,
                                                           2003         2002
                                                           ----         ----
                                                        Unaudited      (Note)
                                                      ------------ -------------
ASSETS:
   Current assets:
       Cash                                            $1,264,504   $1,240,017
       Accounts receivable                              1,961,764    2,030,476
       Inventories (Note 2)                             1,436,649    1,173,904
       Note receivable                                     61,539      145,700
       Other current assets                               182,483      216,456
       Deferred income taxes                              316,259      316,259
                                                       ----------- ------------

           Total current assets                        $5,223,198   $5,122,812
                                                       ----------- ------------

   Property, plant and equipment
       (net of accumulated depreciation of
       $3,494,459 and $3,446,848, respectively)           752,756      790,224
                                                       ----------- ------------

   Other Assets
     Note receivable                                       20,029       34,707
     Other assets                                          22,684       13,806
     Unamortized pension cost                              99,908       99,908
     Deferred income taxes                                195,132      185,620
                                                       ----------- ------------

           Total other assets                             337,753      334,041
                                                       ----------- ------------

           Total assets                                $6,313,707   $6,247,077
                                                       =========== ============

LIABILITIES AND STOCKHOLDERS' EQUITY:
   Current liabilities:
       Accounts and note payable                       $  783,543   $  735,109
       Other current liabilities                        1,218,987    1,180,168
                                                       ----------- ------------

           Total current liabilities                    2,002,530    1,915,277
                                                       ----------- ------------

       Other non-current liabilities                      513,103      512,756
                                                       ----------- ------------

   Stockholders' equity:
       Common Stock                                       156,982      157,203
       Additional paid-in capital                         851,156      853,442
       Retained earnings                                3,089,149    3,107,612
       Accumulated other comprehensive income            (299,213)    (299,213)
                                                       ----------- ------------

           Total stockholders' equity                   3,798,074    3,819,044
                                                       ----------- ------------

           Total liabilities and stockholders' equity  $6,313,707   $6,247,077
                                                       =========== ============

Note: The balance sheet at October 31, 2002, has been taken from the audited financial statements at that date and condensed.

                                   PRAB, INC.

                       CONSOLIDATED STATEMENT OF EARNINGS
                                  (Unaudited)

                                        Three Months Ended
                                            January 31,
                                     -----------------------

                                        2003          2002
                                        ----          ----

Net Sales                            $3,296,316   $2,349,015

Costs and expenses:
 Cost of products sold                2,240,033    1,423,768
 Selling, general and
 administrative expenses              1,104,957      930,823
                                     -----------  -----------
                                      3,344,990    2,354,591
                                     -----------  -----------

   Operating loss                       (48,674)      (5,576)
                                     -----------  -----------

Other income:
 Interest expense                         8,733        8,968
 Gain on sale of property, plant and
  equipment                                  --        8,024
                                     -----------  -----------

Income (loss) before income taxes       (39,941)      11,416

Provision for income taxes              (21,478)       6,376
                                     -----------  -----------

Net Income (loss)                    $  (18,463)  $    5,040
                                     ===========  ===========

Earning (Loss) Per Common Share:
   (Note 4)

   Basic                             $    (0.01)  $     0.00
                                     ===========  ===========

   Diluted                           $    (0.01)  $     0.00
                                     ===========  ===========

                                   PRAB, INC.

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Unaudited)

                                                       Three months ended
                                                           January 31,
                                                     ----------------------

                                                         2003       2002
                                                         ----       ----

Net cash provided by (used in) operating activities  $  (61,702)  $377,285
                                                     -----------  ---------

Cash flows from investing activities:
  Acquisition of property, plant and equipment          (10,143)   (10,887)
  Proceeds from sale of property and equipment               --      8,100
  Proceeds from note receivable                          98,839         --
                                                     -----------  ---------

Net cash provided by (used in) investing
  Activities:                                            88,696    ( 2,787)
                                                     -----------  ---------

Cash flows from financing activities:
  Repurchase of common stock                             (2,507)        --
                                                     -----------  ---------

Net cash used in financing activities                    (2,507)        --
                                                     -----------  ---------

Net increase in cash                                     24,487    374,498

Cash - Beginning of year                              1,240,017    621,795
                                                     -----------  ---------

Cash - End of first quarter                          $1,264,504   $996,293
                                                     ===========  =========

                                   PRAB, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

     The condensed consolidated balance sheet at January 31, 2003, the consolidated statement of earnings and the condensed consolidated statement of cash flows for the three-month periods ended January 31, 2003 and 2002, have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows at January 31, 2003, and for all periods presented have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's October 31, 2002, annual report to stockholders. The results of operations for the period ended January 31, 2003, is not necessarily indicative of the operating results for the full year.

2. INVENTORIES:

         Inventories consist of the following:
                                                  January 31,     October 31,
                                                      2003            2002
                                                -------------    ------------
         Raw materials                          $    694,466     $    739,712
         Work in process                             400,000          114,171
         Finished goods and display
           units                                     342,183          320,021
                                                -------------    ------------

         Total inventories                      $  1,436,649     $  1,173,904
                                                =============    ============

3. UNUSED LINE OF CREDIT:

     The company has a $1,000,000 line of credit which is subject to a borrowing formula based upon certain asset levels of the Company. As of January 31, 2003, $977,477 was available to the Company under the line of credit and the Company had no borrowings on the line of credit. The line of credit supports letters of credit totaling $22,523 for the quarter ended January 31, 2003.

                                   PRAB, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

4. RECONCILIATION OF EARNINGS PER SHARE:

                     FOR THE QUARTER ENDED JANUARY 31, 2003
                     --------------------------------------

                                               INCOME             SHARES            PER-SHARE
                                             (Numerator)       (Denominator)         Amount
                                             -----------       -------------       ----------

Net loss                                        $(18,463)
                                             -----------
Basic EPS
Loss available to
   Common stockholders                         (18,463)            1,570,452           $(.01)
                                                                                       ======
Effect of dilutive securities
Stock options                                         --                  --
                                             -----------       -------------
Diluted EPS
Loss available to
   Common stockholders &
   assumed conversions                          $(18,463)          1,570,452           $(.01)
                                             ===========       =============           ======


                     FOR THE QUARTER ENDED JANUARY 31, 2002
                     --------------------------------------

                                               INCOME             SHARES            PER-SHARE
                                             (Numerator)       (Denominator)         Amount
                                             -----------       -------------       ----------

Net Income                                        $5,040
                                             -----------
Basic EPS
Income available to
   Common stockholders                             5,040           1,768,793            $.00
                                                                                        ====
Effect of dilutive securities
Stock options                                         --              18,437
                                             -----------       -------------
Diluted EPS
Income available to
   Common stockholders &
   assumed conversions                            $5,040           1,787,230            $.00
                                             ===========       =============            ====

Stock options had an antidilutive effect on diluted earnings per share for the three months ended January 31, 2003 and was not used in the calculation of diluted earnings per share for that period.

Item 2. Management's Discussion and Analysis or Plan of Operation.

                               INTRODUCTORY NOTE

     This Periodic Report on Form 10-QSB may be deemed to contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties. Accordingly, to the extent that this Periodic Report contains forward-looking statements regarding the financial condition, operating results, business prospects or any other aspect of the Company, please be advised that the Company's actual financial condition, operating results and business performance may differ materially from that projected or estimated by the Company in forward-looking statements. The differences may be caused by a variety of factors, including but not limited to adverse economic conditions, intense competition, including intensification of price competition and entry of new competitors and products, adverse federal, state and local government regulation, inadequate capital, unexpected costs and operating deficits, increases in general and administrative costs, lower sales and revenue than forecast, loss of customers, customer returns of products sold to them by the Company, termination of contracts, technological obsolescence of the Company's products, technical problems with the Company's products, price increases for supplies and components, inability to raise prices, failure to obtain new customers, litigation and administrative proceedings involving the Company, the possible acquisition of new businesses that result in operating losses or that do not perform as anticipated, resulting in unanticipated losses, the possible fluctuation and volatility of the Company's operating results, financial condition and stock price, losses incurred in litigation and settling cases, dilution in the Company's ownership of its business, adverse publicity and news coverage, inability to carry out marketing and sales plans, loss or re tirement of key executives, changes in interest rates, inflationary factors, and other specific risks that may be alluded to in this Periodic Report or in other reports issued by the Company. In addition, the business and operations of the Company are subject to substantial risks, which increase the uncertainty inherent in the forward-looking statements. In light of the significant uncertainties inherent in the forward-looking information included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved.

     Material Changes in Financial Condition. The first quarter of 2003 resulted in operating activities using net cash in the amount of $61,702. The primary reason for the use of net cash was an increase in inventory and a decrease in accrued expenses combined with the net loss for the period. Net cash provided by investing activities resulted from a payment received from a customer on the note held by the Company for equipment shipped to the customer in fiscal year 2001, partially offset by capital expenditures of $10,143. The small share buyback program resulted in the use of net cash from financing activities in the first quarter of $2,507 to acquire 2,203 shares of the Company's common stock.

     Inventory increased primarily from higher shipments scheduled for the start of the second quarter versus the start of the first quarter, which has increased work in process by $286,000 since October 31, 2002. October of 2002 was a very large shipping month and combined with the low shipments scheduled for November 2002, it resulted in low inventory levels at the end of fiscal year 2002.

     New equipment bookings in the first quarter started relatively low in November, but improved to levels above our monthly booking goals for December and January. Management remains optimistic at this time that sales will exceed our operating plan. However, the threat of war with Iraq, and if an actual conflict does take place, there is the possibility that bookings, sales and earnings could be negatively affected.

     The Company has a $1,000,000 line of credit which is subject to a borrowing formula based upon certain asset levels of the Company. Payment of the line of credit is secured by liens on all of the assets of the Company. As of January 31, 2003, $977,477 was available to the Company under the line of credit and the Company had borrowed $0 of such amount. The line of credit supports two letters of credit that total $22,523. The Company believes this financing, combined with cash generated by operations in 2003, will provide sufficient funds to finance working capital requirements and capital additions.

     Material Changes in Results of Operations. Sales in the first quarter of 2003 were 40% higher than the first quarter of 2002. Increased sales primarily resulted from having more jobs in the backlog at the end of fiscal year 2002 requiring shipment in the first quarter versus the end of fiscal year 2001. A single job amounting to $1,388,000 was part of the backlog at the end of fiscal year 2001 and was not scheduled to be shipped until the third and fourth quarters of 2002. Also, the USA economy was still rebounding from the September 11, 2001 terrorist attack on New York city which decreased our bookings and sales in the comparable quarter a year ago.

     New business order bookings have increased 17% in the first three months of fiscal year 2003 compared to the same period a year ago, which has increased the backlog of booked orders from $2,899,000 at October 31, 2002 to $2,918,000 at the end of the first quarter ended January 31, 2003.

     Cost of sales compared to net sales increased to 68% in the first quarter of 2003 from 61% in the first quarter of 2002 primarily from competitive pricing pressures, increased outsourcing, increased warranty expense, utilizing employees for plant maintenance and under utilization of plant capacity. Selling, general and administrative expenses were 34% of net sales in the first quarter of 2003 versus 40% in the same period a year ago. The decreased SG&A percentage resulted from the increase in sales versus a year ago. Warranty expense for the first three months of 2003 was $112,000 versus $63,000 for the same period a year ago.

     The order backlog of $2,918,000 at the end of the first quarter ended January 31, 2003 compares with $2,899,000 at the end of the previous quarter ended October 31, 2002 and $3,441,000 at the end of the first quarter a year ago.

Item 3. Controls and Procedures.

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

     The Company accounts for its inventory using a "periodic inventory system." The Company calculates its actual inventory value once a year in conjunction with its annual physical inventory count conducted prior to year-end. Historically, an adjustment has been made to the Company's year-end financial statements as a result of comparing the annual physical inventory valuation to the Company's accounting records. During the last five fiscal years, this annual adjustment has ranged from a pretax decrease in earnings of $108,000 to a pretax increase in earnings of $263,000. Management continually evaluates its procedures, and works to improve the recording of interim inventory transactions; however, as long as the Company uses its existing inventory valuation system, it is likely that annual accounting adjustments will need to be made. These adjustments may be significant. Consequently, the possibility of a year-end inventory adjustment should be taken into account when analyzing the Company's interim financial statements. Management of the Company believes that the benefit of maintaining an inventory valuation system or adopting procedures that would produce more accurate interim financial statements (alternatives of which include a system commonly referred to as a perpetual inventory system or the possibility of taking complete physical inventory counts more often than once a year) is outweighed by the significant costs of maintaining such a system or procedures.

     (b) There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date the Company carried out this evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                           PART II - OTHER INFORMATION

Item 1.      Legal Proceedings.

None.

Item 2.       Changes in Securities and Use of Proceeds.

None.


Item 3.       Defaults Upon Senior Securities.

None.

Item 4.       Submission of Matters to a Vote of Security Holders.

None.

Item 5.       Other Information.

None.

Item 6.       Exhibits and Reports on Form 8-K.

         (a) The following exhibits are attached hereto or incorporated herein by reference:

Exhibit            Description of Exhibit
Number             ----------------------
-------

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

11.                Not Applicable.

15.                Not Applicable.

18.                Not Applicable.

19.                Not Applicable.

22.                Not Applicable.

23.                Not Applicable.

24.                Not Applicable.

99.1               Certification of the Company's Chief Executive Officer, Gary
                   A. Herder, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2 Certification of the Company's Chief Financial Officer, Robert W. Klinge, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

              (b)     Reports on Form 8-K:

                      On January 29, 2003, the Company filed a Form 8-K report for the press release dated January 29, 2003, reporting fiscal year 2002 fourth quarter and year end results.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             PRAB, INC.


Date:   March 14, 2003                       By:      /S/ Gary A. Herder
                                                      ------------------
                                                      Gary A. Herder
                                             Its:     Chairman, President and
                                                      Chief Executive Officer


Date:   March 14, 2003                        By:     /S/ Robert W. Klinge
                                                      --------------------
                                                      Robert W. Klinge
                                              Its:    Chief Financial Officer

                                 CERTIFICATIONS
                      Pursuant to 18 U.S.C. Section 1350,
      as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 14, 2003                    /s/ Gary A. Herder
                                        ---------------------------------------
                                        Gary A. Herder, Chairman, President and
                                        Chief Executive Officer

I, Robert W. Klinge, certify that:

1.  I have reviewed this quarterly report on Form 10-Q of Prab, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 14, 2003                  /s/ Robert W. Klinge
                                       -----------------------------------------
                                       Robert W. Klinge, Chief Financial Officer

INDEX TO EXHIBITS

Exhibit            Description of Exhibit
Number             ----------------------
-------

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

11.                Not Applicable.

15.                Not Applicable.

18.                Not Applicable.

19.                Not Applicable.

22.                Not Applicable.

23.                Not Applicable.

24.                Not Applicable.

99.1               Certification of the Company's Chief Executive Officer, Gary
                   A. Herder, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2 Certification of the Company's Chief Financial Officer, Robert W. Klinge, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.