Form 10QSB
period 2003-04-30
PRAB INC
filed 2003-06-10
CIK 354383

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

             [X]     QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended April 30, 2003

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

     Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. YES [ ] NO [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

           As of May 31, 2003, the issuer had outstanding 1,418,610 shares of Common Stock, $.10 par value.

       Transitional Small Business Disclosure Format (check one): YES [ ] NO [X]

                         PART I - FINANCIAL INFORMATION

Item 1.         Financial Statements.

The following Financial Statements for Prab, Inc., a Michigan corporation (the "Company") are attached hereto in response to Item 1:

                      Condensed Consolidated Balance Sheet
                           April 30, 2003 (Unaudited)
                              and October 31, 2002

                       Consolidated Statement of Earnings
                        Three months ended April 30, 2003
                              and 2002 (Unaudited)

                         Six months ended April 30, 2003
                              and 2002 (Unaudited)

                 Condensed Consolidated Statement of Cash Flows
                         Six months ended April 30, 2003
                              and 2002 (Unaudited)

              Notes to Condensed Consolidated Financial Statements

                                   PRAB, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET


                                                                April 30,            October 31,
                                                                  2003                  2002
                                                                  ----                  ----
                                                                Unaudited              (Note)

ASSETS:
   Current assets:
       Cash                                                      $1,627,451            $1,240,017
       Accounts receivable                                        1,844,817             2,030,476
       Inventories (Note 2)                                       1,169,164             1,173,904
       Note receivable                                               58,139               145,700
       Other current assets                                         171,462               216,456
       Deferred income taxes                                        316,259               316,259
                                                                 ----------            ----------
           Total current assets                                  $5,187,292            $5,122,812
                                                                 ----------            -----------

   Property, plant and equipment
       (net of accumulated depreciation of
           $3,537,169 and $3,446,848, respectively)                 750,204               790,224
                                                                 ----------            ----------
   Other Assets
     Note receivable                                                  5,057                34,707
     Other assets                                                    10,966                13,806
     Unamortized pension cost                                        99,908                99,908
     Deferred income taxes                                          128,741               185,620
                                                                 ----------            ----------
           Total other assets                                       244,672               334,041
                                                                 ----------            ----------
           Total assets                                          $6,182,168            $6,247,077
                                                                 ==========            ==========

LIABILITIES AND STOCKHOLDERS' EQUITY:
   Current liabilities:
       Accounts and note payable                                   $561,843              $735,109
       Other current liabilities                                  1,231,287             1,180,168
                                                                 ----------            ----------
           Total current liabilities                              1,793,130             1,915,277
                                                                 ----------            ----------
       Other non-current liabilities                                463,451               512,756
                                                                 ----------            ----------

   Stockholders' equity:
       Common Stock                                                 156,866               157,203
       Additional paid-in capital                                   849,908               853,442
       Retained earnings                                          3,218,026             3,107,612
       Accumulated other comprehensive income                      (299,213)             (299,213)
                                                                  ---------             ---------
           Total stockholders' equity                             3,925,587             3,819,044
                                                                  ---------             ---------
           Total liabilities and stockholders' equity            $6,182,168            $6,247,077
                                                                  =========             =========



Note: The balance sheet at October 31, 2002, has been taken from the audited financial statements at that date and condensed.




                                   PRAB, INC.

                       CONSOLIDATED STATEMENT OF EARNINGS
                                   (Unaudited)

                                                       Three Months Ended                        Six Months Ended
                                                            April 30                                 April 30
                                                  ------------------------------                ------------------

                                                    2003                    2002            2003                    2002
                                                    ----                    ----            ----                    ----

Net Sales                                     $  3,836,844    $         3,547,693       $7,133,160   $           5,896,708

 Costs and expenses:
      Cost of products sold                      2,356,586              2,271,726        4,596,619               3,695,495
      Selling, general and administrative
           expenses                              1,288,443              1,135,169        2,393,399               2,065,992
                                              ------------    -------------------       ----------   ---------------------
                                                 3,645,029              3,406,895        6,990,018               5,761,487
                                              ------------    -------------------       ----------   ---------------------

           Operating income                        191,815                140,798          143,142                 135,221
                                              ------------    -------------------       ----------   ---------------------

Other income (expenses):
 Interest expense                                    7,876                  3,258           16,609                  12,226
 Gain on sale of property, plant and
      equipment                                        151                     --              151                   8,024
                                              ------------    -------------------       ----------   ---------------------

Income before income taxes                    $    199,842    $           144,056       $  159,902   $             155,471

Provision for income taxes                          70,966                 51,745           49,488                  58,121
                                              ------------    -------------------       ----------   ---------------------

Net Income                                    $    128,876    $            92,311       $  110,414   $              97,350
                                              ============    ===================       ==========   =====================

Earnings (loss) per common share:
  (Note 4)

 Basic                                        $        .08    $               .05       $      .07   $                 .06
                                              ============    ===================       ==========   =====================

 Diluted                                      $        .08    $               .05       $      .07   $                 .05
                                              ============    ===================       ==========   =====================


                                   PRAB, INC.

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                                                        Six months ended
                                                                                                            April 30,
                                                                                                        ----------------

                                                                                                 2003                       2002
                                                                                                 ----                       ----

Net cash provided by (used in) operating activities                                       $     328,253              $     385,086
                                                                                          -------------              -------------

Cash flows from investing activities:
   Acquisition of property, plant and equipment                                                 (54,310)                   (47,185)
   Proceeds from sale of property and equipment                                                     151                      8,100
   Proceeds from note receivable                                                                117,211                         --
                                                                                          -------------              -------------

   Net cash provided by (used in) investing
        activities:                                                                              63,052                    (39,085)
                                                                                          -------------              -------------

Cash flows from financing activities:
    Repurchase of common stock                                                                   (3,871)                   (28,732)
                                                                                          -------------              -------------

Net cash used in financing activities                                                            (3,871)                   (28,732)
                                                                                          -------------              -------------

Net increase in cash                                                                            387,434                    317,269

Cash - Beginning of year                                                                      1,240,017                    621,795
                                                                                          -------------              -------------

Cash - End of second quarter                                                                 $1,627,451                  $ 939,064
                                                                                             ==========              =============

                                   PRAB, INC.


              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

           The condensed consolidated balance sheet at April 30, 2003, the consolidated statement of earnings and the condensed consolidated statement of cash flows for the three-month and six-month periods ended April 30, 2003 and 2002, have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows at April 30, 2003, and for all periods presented have been made.

           Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's October 31, 2002, annual report to stockholders. The results of operations for the period ended April 30, 2003, is not necessarily indicative of the operating results for the full year.

2.         INVENTORIES:

           Inventories consist of the following:

                                                                            April 30,                       October 31,
                                                                                 2003                           2002
                                                                      ---------------------          ----------------------

           Raw materials                                              $            475,095           $            739,712
           Work in process                                                         355,028                        114,171
           Finished goods and display
             units                                                                 339,041                        320,021
                                                                      --------------------           --------------------

           Total inventories                                          $          1,169,164           $          1,173,904
                                                                      ====================           ====================


3. UNUSED LINE OF CREDIT:

           The company has a $1,000,000 line of credit which is subject to a borrowing formula based upon certain asset levels of the Company. As of April 30, 2003, $977,477 was available to the Company under the line of credit and the Company had no borrowings on the line of credit. The line of credit supports letters of credit totaling $22,523 for the quarter ended April 30, 2003.

                                   PRAB, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

4. RECONCILIATION OF EARNINGS PER SHARE:

                                                   FOR THE QUARTER ENDED APRIL 30, 2003
                                                   ------------------------------------

                                            INCOME                         SHARES                         PER-SHARE
                                          (Numerator)                   (Denominator)                       Amount
                                          ----------                    ------------                        -----

Net income                           $            128,876
                                     --------------------

Basic EPS
Income available to
       common stockholders                        128,876                        1,568,659         $               0.08
                                                                                                   ====================

Effect of dilutive securities
Stock options                                          --                           28,153
                                     --------------------             --------------------

Diluted EPS
Income available to
       common stockholders &
       assumed conversions           $            128,876                        1,596,812         $               0.08
                                     ====================             ====================         ====================

                                                        FOR THE QUARTER ENDED APRIL 30, 2002
                                                        ------------------------------------

                                             INCOME                         SHARES                     PER-SHARE
                                           (Numerator)                   (Denominator)                   Amount
                                           ----------                    ------------                    ------

Net Income                           $             92,311
                                     --------------------

Basic EPS
Income available to
       common stockholders                         92,311                        1,749,469         $               0.05
                                                                                                   ====================

Effect of dilutive securities
Stock options                                          --                           19,040
                                     --------------------             --------------------

Diluted EPS
Income available to
       common stockholders &
       assumed conversions           $             92,311                        1,768,509         $               0.05
                                     ====================             ====================         ====================


                                   PRAB, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4. RECONCILIATION OF EARNINGS PER SHARE (CONTINUED):

                     FOR THE SIX MONTHS ENDED APRIL 30, 2003
                     ---------------------------------------


                                                     INCOME                        SHARES                    PER-SHARE
                                                  (Numerator)                   (Denominator)                  Amount
                                                   ---------                     -----------                 ----------
Net Income                                  $            110,414

Basic EPS
Income available to common stockholders                  110,414                     1,569,575        $              0.07
                                                                                                      ===================
Effect of dilutive securities
Stock options                                                 --                        20,324
                                            --------------------          --------------------
Diluted EPS
Income available to
      common stockholders &
      assumed conversions                   $            110,414                     1,589,899        $              0.07
                                            ====================          ====================        ===================


                     FOR THE SIX MONTHS ENDED APRIL 30, 2002
                     ---------------------------------------

                                                  INCOME                        SHARES                    PER-SHARE
                                               (Numerator)                   (Denominator)                  Amount
                                                ----------                    ------------                  ------

Net Income                                 $             97,350

Basic EPS
Income available to common stockholders                  97,350                     1,759,291        $              0.06
                                                                                                     ===================
Effect of dilutive securities
Stock options                                                --                        18,745
                                           --------------------          --------------------
Diluted EPS
Income available to
      common stockholders &
      assumed conversions                  $             97,350                     1,778,036        $              0.05
                                           ====================          ====================        ===================


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

           Material Changes in Financial Condition. The first six months of 2003 resulted in operating activities providing net cash in the amount of $328,253. The primary reason for the additional net cash was a decrease in accounts receivable and increased customer deposits combined with the depreciation expense and net income for the period. Net cash provided by investing activities resulted from a payment received from a customer on the note held by the Company for equipment shipped to the customer in fiscal year 2001, partially offset by capital expenditures of $54,310. A small share buyback program resulted in the use of most of the net cash from financing activities in the first quarter of $2,507 to acquire 2,203 shares of the Company's common stock. Another $1,364 was use to acquire 1,166 shares from a former employee in a private transaction.

           In May 2003, the Company signed stock purchase agreements to purchase 162,549 shares of its common stock from several shareholders at a price of $1.70 per share. The shares purchased by the Company were returned to authorized but unissued status. To date, all but 12,500 shares have been received and payment has been remitted by the Company. The stock purchase agreements contain "Look-Back Event" and "Look-Back Value" provisions which entitle the selling shareholders, for a period of twelve months, to the right to additional payment for value above $1.70 per share that is received by the remaining shareholders resulting from an event in which: (a) the Company enters into and closes a business combination (such as a merger or consolidation) with any other corporation or other type of business entity, which would result in the shareholders of the Company immediately prior thereto owning less than 50% of the voting securities of the Company or such controlling surviving entity outstanding immediately after such business combination; or (b) the sale, lease, exchange or other transfer of disposition by the Company of all or substantially all of the Company's assets.

           New equipment bookings in the first six months have increased by 33% over the same period a year ago. The Company booked two orders for new equipment totaling $1,681,000 to a single customer, of which the majority of the two orders is scheduled for shipment in fiscal year 2004. The backlog of orders required to be shipped in the third and fourth quarter is currently too low to profitably support the present staffing level of the Company. In May 2003, there was a layoff primarily in the union labor force to try to contain costs. If improvement in new equipment bookings scheduled to be shipped in the third and fourth quarters is not realized in the near future, there may be additional cost reductions implemented through out the Company.

           The Company has a $1,000,000 line of credit which is subject to a borrowing formula based upon certain asset levels of the Company. Payment of the line of credit is secured by liens on all of the assets of the Company. As of April 30, 2003, $977,477 was available to the Company under the line of credit and the Company had borrowed $0 of such amount. The line of credit supports two letters of credit that total $22,523. The Company believes this financing, combined with cash generated by operations in 2003, will provide sufficient funds to finance working capital requirements and capital additions.

           Material Changes in Results of Operations. The Company's business is not seasonal; however, fluctuations in sales are common due to large system orders, which is typical of the capital equipment industry. The Company's business is highly competitive and very sensitive to price. The actual sales fluctuation due to price is not known. The order backlog amount at the beginning of a quarter will significantly affect sales for that quarter, due to most equipment orders requiring an eight to twelve week period for engineering, ordering materials, manufacturing, assembly and final run off, if required. Large system orders typically have the greatest impact on sales and backlog. Sales in the first six months of 2003 were 21% higher than the first six months of 2002. Increased sales primarily resulted from having more jobs in the backlog at the end of fiscal year 2002 requiring shipment in the first quarter versus the end of fiscal year 2001. The sales for the Prab Conveyor product line increased 21% in the first six months of 2003 versus the same period a year ago. Increased briquetter sales contributed to the overall sales increase versus a year ago. The Hapman Conveyor product line also increased sales 21% versus the same period a year ago. The sales a year ago were primarily lower due to a single job amounting to $1,388,000 that was part of the backlog at the end of fiscal year 2001 and was not scheduled to be shipped until the third and fourth quarters of 2002. Also, the USA economy was still rebounding from the September 11, 2001 terrorist attack on New York City which decreased our bookings and sales in the comparable period a year ago.

           New business order bookings have increased 25% in the first six months of fiscal year 2003 compared to the same period a year ago, which has increased the backlog of booked orders from $2,899,000 at October 31, 2002 to $3,282,000 at the end of the second quarter ended April 30, 2003.

           Cost of sales compared to net sales increased to 64% in the first six months of 2003 from 63% in the first six months of 2002 primarily from competitive pricing pressures, increased outsourcing, increased warranty expense, utilizing employees for plant maintenance and under utilization of plant capacity. Selling, general and administrative expenses were 34% of net sales in the first six months of 2003 versus 35% in the same period a year ago. The decreased SG&A percentage resulted primarily from the increase in sales versus a year ago. Warranty expense for the first six months of 2003 was $181,000 versus $158,000 for the same period a year ago. The increase is primarily due to a single job shipped in fiscal year 2002. Management expects end of year warranty expense to be at or below fiscal year 2002 levels.

           The order backlog of $3,282,000 at the end of the second quarter ended April 30, 2003 compares with $2,918,000 at the end of the previous quarter ended January 31, 2002 and $3,096,000 at the end of the second quarter a year ago.

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

None.

Item 3.      Defaults Upon Senior Securities.

None.

Item 4.      Submission of Matters to a Vote of Security Holders.

     The Company's "Annual Meeting of Shareholders" was held on March 27, 2003. At the meeting the following directors were elected: Gary A. Herder, James H. Haas, Eric V. Brown, Jr., John W. Garside, William G. Blunt and Frederick J. Schroeder, Jr.

                In addition, the appointment of Plante & Moran, LLP to be the principal independent accountants for the Company for the current fiscal year was ratified by the shareholders. The following is the voting breakdown for each matter and nominee for office:

                                                                                                                       Broker
                                              For           Against         Withheld           Abstentions            Non-Votes
                                             -----          -------         --------           -----------            ---------

Nominees for Board of Directors:

Gary A. Herder                             1,387,020           0               0                  4,349                   0
James H. Haas                              1,308,620           0               0                 82,749                   0
John W. Garside                            1,387,020           0               0                  4,349                   0
William G. Blunt                           1,387,020           0               0                  4,349                   0
Frederick J. Schroeder                     1,308,620           0               0                 82,749                   0
Eric V. Brown Jr.                          1,387,020           0               0                  4,349                   0


Ratification of the Selection of Plante & Moran, LLP as Independent Public Accountants:

                                     1,376,296             4,665               0                  10,408                  0


Item 5.         Other Information.

None.

Item 6.         Exhibits and Reports on Form 8-K.

           (a) The following exhibits are attached hereto or incorporated herein by reference:

Exhibit             Description of Exhibit
-------             ----------------------
Number
------

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

                               PRAB, INC.


Date:   June 9, 2003           By:      /s/ Gary A. Herder
                                        -------------------------------------
                                        Gary A. Herder
                               Its:     Chairman, President and
                                        Chief Executive Officer


Date:   June 9, 2003            By:     /s/ Robert W. Klinge
                                        -------------------------------------
                                        Robert W. Klinge
                                Its:    Chief Financial Officer

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

Date: June 9, 2003      /s/ Gary A. Herder
                        ----------------------------------------------------
                        Gary A. Herder, Chairman, President and
                        Chief Executive Officer

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

Date:  June 9, 2003        /s/ Robert W. Klinge
                           ---------------------------------------------------
                           Robert W. Klinge, Chief Financial Officer

                                INDEX TO EXHIBITS

Exhibit             Description of Exhibit
-------             ---------------------
Number
------

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

23.                  Not Applicable.

24.                  Not Applicable.

99.1 Certification of the Company's Chief Executive Officer, Gary A. Herder, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2 Certification of the Company's Chief Financial Officer, Robert W. Klinge, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                  EXHIBIT 99.1
                                  ------------

                      Chief Executive Officer Certification
            Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Gary A. Herder, the Chief Executive Officer of Prab, Inc. (the "Company") hereby certifies that, to the best of his knowledge:

          1. The Company's Quarterly Report on Form 10-QSB for the period ended April 30, 2003, and to which this Certification is attached as Exhibit 99.1 (the "Periodic Report"), fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

          2. The information contained in the Periodic Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Date:  June 9, 2003


                          /s/ Gary A. Herder
                          ----------------------------------------------------
                          Gary A. Herder, Chief Executive Officer


This certification accompanies the Periodic Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Company for the purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

                                  EXHIBIT 99.2
                                  ------------

                      Chief Financial Officer Certification
            Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Robert W. Klinge, the Chief Financial Officer of Prab, Inc. (the "Company") hereby certifies that, to the best of his knowledge:

          1. The Company's Quarterly Report on Form 10-QSB for the period ended April 30, 2003, and to which this Certification is attached as Exhibit 99.2 (the "Periodic Report"), fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

          2. The information contained in the Periodic Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Date:  June 9, 2003


                                /s/ Robert W. Klinge
                                ----------------------------------------
                                Robert W. Klinge, Chief Financial Officer


This certification accompanies the Periodic Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Company for the purposes of Section 18 of the Securities Exchange Act of 1934, as amended.