Form 10QSB
period 2003-07-31
PRAB INC
filed 2003-09-12
CIK 354383

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended July 31, 2003

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

         As of August 31, 2003, the issuer had outstanding 1,418,610 shares of Common Stock, $.10 par value.

    Transitional Small Business Disclosure Format (check one): YES [] NO [X]

                         PART I - FINANCIAL INFORMATION

Item 1.       Financial Statements.

The following Financial Statements for Prab, Inc., a Michigan corporation (the "Company") are attached hereto in response to Item 1:

                      Condensed Consolidated Balance Sheet
                            July 31, 2003 (Unaudited)
                              and October 31, 2002

                       Consolidated Statement of Earnings
                        Three months ended July 31, 2003
                              and 2002 (Unaudited)

                         Nine months ended July 31, 2003
                              and 2002 (Unaudited)

                 Condensed Consolidated Statement of Cash Flows
                         Nine months ended July 31, 2003
                              and 2002 (Unaudited)

              Notes to Condensed Consolidated Financial Statements


                                   PRAB, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET

                                                                                                July 31,    October 31,
                                                                                                  2003         2002
                                                                                                --------    -----------
                                                                                                Unaudited     (Note)

ASSETS:
   Current assets:
       Cash                                                                                     $2,036,044   $1,240,017
       Accounts receivable                                                                       1,614,246    2,030,476
       Inventories (Note 2)                                                                      1,115,864    1,173,904
       Note receivable                                                                              63,197      145,700
       Other current assets                                                                        161,280      216,456
       Deferred income taxes                                                                       316,259      316,259
                                                                                                 ---------     ---------
           Total current assets                                                                  5,306,890     5,122,812
                                                                                                 ---------     ---------

   Property, plant and equipment
       (net of accumulated depreciation of
       $3,563,863 and $3,446,848, respectively)                                                    786,046       790,224
                                                                                                 ---------     ---------

   Other Assets
       Note receivable                                                                                  --        34,707
       Other assets                                                                                    269        13,806
       Unamortized pension cost                                                                     99,908        99,908
       Deferred income taxes                                                                       153,298       185,620
                                                                                                 ---------     ---------
           Total other assets                                                                      253,475       334,041
                                                                                                 ---------     ---------
           Total assets                                                                         $6,346,411    $6,247,077
                                                                                                ==========    ==========
LIABILITIES AND STOCKHOLDERS' EQUITY:
   Current liabilities:
       Accounts and note payable                                                                  $691,637      $735,109
       Other current liabilities                                                                 1,568,140     1,180,168
                                                                                                 ---------     ---------
           Total current liabilities                                                             2,259,777     1,915,277
                                                                                                 ---------     ---------
       Other non-current liabilities                                                               463,799       512,756
                                                                                                 ---------     ---------

   Stockholders' equity:
       Common Stock                                                                                141,861      157,203
       Additional paid-in capital                                                                  609,830      853,442
       Retained earnings                                                                         3,170,357    3,107,612
       Accumulated other comprehensive income                                                     (299,213)    (299,213)
                                                                                                 ---------     ---------
           Total stockholders' equity                                                            3,622,835    3,819,044
                                                                                                 ---------     ---------
           Total liabilities and stockholders' equity                                           $6,346,411   $6,247,077
                                                                                                ==========   ==========


          Note: The balance sheet at October 31, 2002, has been taken from the audited financial statements at that date and condensed.


                                   PRAB, INC.

                       CONSOLIDATED STATEMENT OF EARNINGS
                                   (Unaudited)

                                                          Three Months Ended                       Nine Months Ended
                                                                July 31                                 July 31
                                                ----------------------------------------- ----------------------------------------

                                                       2003                 2002               2003                 2002
                                                       ----                 ----               ----                 ----

Net Sales                                        $      2,982,407     $       3,722,596 $       10,115,567   $        9,619,304

     Costs and expenses:
         Cost of products sold                          1,857,089             2,392,237          6,453,709            6,087,732
         Selling, general and administrative
              Expenses                                  1,177,028             1,131,631          3,570,427            3,197,623
                                                 ----------------     ----------------- ------------------   ------------------
                                                        3,034,117             3,523,868         10,024,136            9,285,355
                                                 ----------------     ----------------- -------------------  ------------------

              Operating income (loss)                   (51,710)                198,728             91,431              333,949
                                                ------------------    ----------------- ------------------   ------------------

Other income (expenses):
     Interest income                                      5,812                   8,452             22,421               20,679
     Gain (loss) on sale of property, plant and
         Equipment                                       (2,046)                 (1,065)            (1,895)               6,960
      Litigation settlement (Note 4)                    (25,000)                (40,177)           (25,000)             (40,177)
                                                 ------------------   ----------------- ------------------   ------------------

Income (loss) before income taxes                       (72,944)                165,938             86,957              321,411

Provision for income taxes                              (25,275)                 59,389             24,212              117,510
                                                 -----------------    ----------------- ------------------   ------------------

Net Income (Loss)                                $      (47,669)      $         106,549    $        62,745   $          203,901
                                                 ================     ================= ==================   ==================

Earnings (loss) per common share:
         (Note 5)

     Basic                                       $         (.03)      $             .06   $           .04    $              .12
                                                 =================    ================= ==================   ==================


     Diluted                                     $         (.03)      $             .06  $             .04   $              .12
                                                 =================    ================= ==================   ==================





                                   PRAB, INC.

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                                         Nine months ended
                                                                                              July 31,
                                                                                         ------------------

                                                                                   2003                   2002
                                                                                   ----                   ----

Net cash provided by (used in) operating activities                              $  1,068,189         $     843,699
                                                                                -------------         -------------

Cash flows from investing activities:
   Acquisition of property, plant and equipment                                      (130,869)              (96,986)
   Proceeds from sale of property and equipment                                           451                10,573
   Proceeds from note receivable                                                      117,210                    --
                                                                             ----------------       ---------------

   Net cash provided by (used in) investing
       Activities:                                                                    (13,208)              (86,413)
                                                                             ----------------       ----------------

Cash flows from financing activities:
   Repurchase of common stock                                                        (258,954)              (28,732)
                                                                             ----------------       ---------------

Net cash used in financing activities                                               (258,954)               (28,732)
                                                                             ----------------       ---------------

Net increase in cash                                                                  796,027               728,554

Cash - Beginning of year                                                            1,240,017               621,795
                                                                             ----------------        --------------

Cash - End of third quarter                                                       $ 2,036,044         $   1,350,349
                                                                             ================        ==============


                                   PRAB, INC.


              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

         The condensed consolidated balance sheet at July 31, 2003, the consolidated statement of earnings and the condensed consolidated statement of cash flows for the three-month and nine-month periods ended July 31, 2003 and 2002, have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows at July 31, 2003, and for all periods presented have been made.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's October 31, 2002, annual report to stockholders. The results of operations for the period ended July 31, 2003, is not necessarily indicative of the operating results for the full year.

2.       INVENTORIES:

         Inventories consist of the following:
                                                                 July 31,                  October 31,
                                                                       2003                      2002
                                                            ---------------------     ----------------------

         Raw materials                                      $         587,308         $          739,712
         Work in process                                              198,645                    114,171
         Finished goods and display
           units                                                      329,911                    320,021
                                                            -----------------         ------------------

         Total inventories                                  $       1,115,864         $        1,173,904
                                                            =================         ==================

3. UNUSED LINE OF CREDIT:

         The company has a $1,000,000 line of credit which is subject to a borrowing formula based upon certain asset levels of the Company. As of July 31, 2003, $952,790 was available to the Company under the line of credit and the Company had no borrowings on the line of credit. The line of credit supports letters of credit totaling $47,210 for the quarter ended July 31, 2003.

                                   PRAB, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

4.       LITIGATION SETTLEMENT:

         During the third quarter of fiscal 2003, the Company reserved an additional $25,000 to cover it's estimated share of costs pertaining to the possibility of an additional consent decree, related to remediation of the recently discovered groundwater impacts at the landfill.

5. RECONCILIATION OF EARNINGS PER SHARE:

                                             FOR THE QUARTER ENDED JULY 31, 2003
                                             -----------------------------------

                                                            INCOME                    SHARES                 PER-SHARE
                                                         (Numerator)               (Denominator)               Amount
                                                         -----------               -------------             ----------
Net income (loss)                                      $        (47,669)

Basic EPS
Income (loss) available to
       Common stockholders                                     (47,669)                   1,427,951         $         (0.03)
                                                       ----------------                                     ================

Effect of dilutive securities
Stock options                                                        --                           0
                                                       ----------------            ----------------

Diluted EPS
Income (loss) available to
       Common stockholders
       & assumed conversions                            $       (47,669)                  1,427,951         $         (0.03)
                                                       ================            ================         ================

                                             FOR THE QUARTER ENDED JULY 31, 2002
                                             -----------------------------------

                                                            INCOME                    SHARES                 PER-SHARE
                                                         (Numerator)               (Denominator)               Amount
                                                          ----------               -------------             ----------

Net Income                                             $        106,549

Basic EPS
Income available to
       Common stockholders                                      106,549                   1,744,849         $           0.06
                                                                                                            ================

Effect of dilutive securities
Stock options                                                        --                      18,235
                                                       ----------------            ----------------

Diluted EPS
Income available to
       Common stockholders
       & assumed conversions                           $        106,549                   1,763,084         $           0.06
                                                       ================            ================         ================

Stock options had an antidilutive effect on diluted earnings per share for the three months ended July 31, 2003 and was not used in the calculation of diluted earnings per share for that period.

                                   PRAB, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5. RECONCILIATION OF EARNINGS PER SHARE (CONTINUED):


                     FOR THE NINE MONTHS ENDED JULY 31, 2003
                     ----------------------------------------
                                                                INCOME                    SHARES                PER-SHARE
                                                             (Numerator)              (Denominator)              Amount
                                                              ---------                -----------              ---------
Net Income                                                  $         62,745

Basic EPS
Income available to common stockholders                               62,745                 1,521,848      $            0.04
                                                                                                            =================
Effect of dilutive securities
Stock options                                                             --                    29,155
                                                            ----------------          ----------------
Diluted EPS
Income available to
      Common stockholders &
      Assumed conversions                                   $         62,745                 1,551,003      $            0.04
                                                            ================          ================      =================


                     FOR THE NINE MONTHS ENDED JULY 31, 2002
                     ---------------------------------------
                                                                INCOME                    SHARES                PER-SHARE
                                                             (Numerator)              (Denominator)              Amount
                                                             -----------               ------------             ---------

Net Income                                                  $        203,901

Basic EPS
Income available to common stockholders                              203,901                 1,754,424      $            0.12
                                                                                                            =================
Effect of dilutive securities
Stock options                                                             --                    18,579
                                                            ----------------          ----------------
Diluted EPS
Income available to
      Common stockholders &
      Assumed conversions                                   $        203,901                 1,773,003      $            0.12
                                                            ================          ================      =================



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

         Material Changes in Financial Condition. The first nine months of 2003 resulted in operating activities providing net cash in the amount of $1,068,189. The primary reason for the additional net cash was a decrease in accounts receivable and increased customer deposits combined with the depreciation expense and net income for the period. Net cash used in investing activities resulted from capital expenditures partially offset from proceeds received on a note receivable. The use of cash in financing activities was for the repurchase of Prab Common Stock. The small share buyback program used $2,507 to acquire 2,203 shares of the Company's common stock. Another $1,364 was used to acquire 1,166 shares from a former employee in a private transaction. The balance of $255,083 was used to repurchase 150,049 shares from several shareholders in a private transaction.

         In May 2003, the Company signed stock purchase agreements to purchase 162,549 shares of its common stock from several shareholders at a price of $1.70 per share. The shares purchased by the Company were returned to authorized but unissued status. To date, all but 12,500 shares have been received and payment has been remitted by the Company for all shares received. The stock purchase agreements contain "Look-Back Event" and "Look-Back Value" provisions which entitle the selling shareholders, for a period of twelve months, to the right to additional payment for value above $1.70 per share that is received by the remaining shareholders resulting from an event in which: (a) the Company enters into and closes a business combination (such as a merger or consolidation) with any other corporation or other type of business entity, which would result in the shareholders of the Company immediately prior thereto owning less than 50% of the voting securities of the Company or such controlling surviving entity outstanding immediately after such business combination; or (b) the sale, lease, exchange or other transfer of disposition by the Company of all or substantially all of the Company's assets.

         The Company will incur additional costs in the fourth quarter due to receiving merger proposals from various groups. This will add additional costs mainly in the areas of legal, valuation, accounting, and special committee fees. It is estimated the additional costs could exceed $150,000 in the fourth quarter and will directly impact cash and pretax income for the fourth quarter and year to date. It is likely additional costs will be incurred in the first quarter of fiscal year 2004 to complete the proposal evaluation process and it is estimated first quarter costs could be as high as $50,000 or more.

         The Company has a $1,000,000 line of credit which is subject to a borrowing formula based upon certain asset levels of the Company. Payment of the line of credit is secured by liens on all of the assets of the Company. As of July 31, 2003, $952,790 was available to the Company under the line of credit and the Company had no borrowings on the line of credit. The line of credit supports letters of credit totaling $47,210 for the quarter ended July 31, 2003. The Company believes this financing, combined with cash generated by operations in 2003, will provide sufficient funds to finance working capital requirements and capital additions.

         Material Changes in Results of Operations. The Company's business is not seasonal; however, fluctuations in sales are common due to large system orders, which is typical of the capital equipment industry. The Company's business is highly competitive and very sensitive to price. The actual sales fluctuation due to price is not known. The order backlog amount at the beginning of a quarter will significantly affect sales for that quarter, due to most equipment orders requiring an eight to twelve week period for engineering, ordering materials, manufacturing, assembly and final run off, if required. Large system orders typically have the greatest impact on sales and backlog. Sales in the first nine months of 2003 were 5% higher than the first nine months of 2002. Increased sales primarily resulted from having more jobs in the backlog at the end of fiscal year 2002 requiring shipment in the first nine months versus the end of fiscal year 2001. A single job amounting to $1,388,000 was part of the backlog at the end of fiscal year 2001 and was not scheduled to be shipped until the third and fourth quarters of 2002. The sales for the Prab Conveyor product line decreased 2% in the first nine months of 2003 versus the same period a year ago. The Hapman Conveyor product line increased sales 15% versus the same period a year ago.

         New business order bookings have increased 19% in the first nine months of fiscal year 2003 compared to the same period a year ago, which has increased the backlog of booked orders from $2,899,000 at October 31, 2002 to $3,734,000 at the end of the third quarter ended July 31, 2003. Included in the backlog are two orders the Company booked for new equipment totaling $1,681,000 to a single customer, of which the majority of the two orders is scheduled for shipment in fiscal year 2004.
         The net income of $62,745 for the first nine months of fiscal year 2003 compares to $203,901 for the same period a year ago. Significant contributing reasons for the decrease in net income were due to increased commission expense due to the change in product mix sales combined with the decision to increase advertising expenditures in fiscal year 2003.

         Cost of sales compared to net sales increased to 64% in the first nine months of 2003 from 63% in the first nine months of 2002. Selling, general and administrative expenses were 35% of net sales in the first nine months of 2003 versus 33% in the same period a year ago. Warranty expense for the first nine months of 2003 was $236,000 versus $239,000 for the same period a year ago. Management expects end of year warranty expense to be at or below fiscal year 2002 levels.

         The order backlog of $3,734,000 at the end of the second quarter ended July 31, 2003 compares with $3,282,000 at the end of the previous quarter ended April 30, 2003 and $2,573,000 at the end of the third quarter a year ago.

Item 3.  Controls and Procedures.

                  The Company maintains disclosure controls and procedures designed to ensure that the information the Company must disclose in its filings with the Securities and Exchange Commission is recorded, processed, summarized and reported on a timely basis. The Company's Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the Company's disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of the end of the period covered by this report (the "Evaluation Date"). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures are effective in bringing to their attention on a timely basis material information relating to the Company required to be included in the Company's periodic filings under the Exchange Act.

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

Item 5.       Other Information.

None.

Item 6.       Exhibits and Reports on Form 8-K.

          (a) The following exhibits are attached hereto or incorporated herein by reference:

                                Index to Exhibits

                                -----------------

                   Exhibit No.                      Description of Exhibit
                   -----------                      ----------------------

                        2                          Not Applicable.

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

                        4                          Not Applicable.

                      10.1                         Employment  Agreement  between Prab, Inc. and Gary A. Herder dated
                                                   June 20, 2003.

                   Exhibit No.                      Description of Exhibit
                   -----------                      ----------------------

                      10.2                         Employment  Agreement between Prab, Inc. and Edward Thompson dated
                                                   June 20, 2003.
                       15
                                                   Not Applicable.
                       18
                                                   Not Applicable.
                       19
                                                   Not Applicable.
                       22
                                                   Not Applicable.
                       14
                                                   Not Applicable.

                      31.1                         Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive
                                                   Officer of Prab, Inc. (Section 302 of the Sarbanes-Oxley Act of
                                                   2002).

                      31.2                         Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial
                                                   Officer of Prab, Inc. (Section 302 of the Sarbanes-Oxley Act of
                                                   2002).

                      32.1                         Certification of the Company's Chief Executive Officer, Gary A.
                                                   Herder, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                      32.2                         Certification of the Company's Chief Financial Officer,  Robert W.
                                                   Klinge, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


         (b) Reports on Form 8-K:

                    On July 23, 2003, the Company filed a Form 8-K report for the press release dated July 23, 2003, reporting the receipt of a merger proposal from an investor group led by Gary A. Herder, President and CEO of the Company.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 PRAB, INC.


Date:   September 12, 2003       By:    /s/ Gary A. Herder
                                        --------------------------------
                                        Gary A. Herder
                                 Its:   Chairman, President and
                                        Chief Executive Officer


Date:   September 12, 2003        By:   /s/ Robert W. Klinge
                                        --------------------------------
                                        Robert W. Klinge
                                  Its:  Chief Financial Officer

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                         QUARTERLY REPORT ON FORM 10-QSB
                  For the quarterly period ended July 31, 2003


                                Index to Exhibits
                                        &
                                    Exhibits


                                   PRAB, INC.
                            (a Michigan Corporation)
                      5944 East Kilgore Road, P.O. Box 2121
                            Kalamazoo, Michigan 49003




                                INDEX TO EXHIBITS
                                -----------------

                   Exhibit No.                      Description of Exhibit
                   -----------                      ----------------------

                        2                          Not Applicable.

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

                        4                          Not Applicable.

                      10.1                         Employment  Agreement  between Prab, Inc. and Gary A. Herder dated
                                                   June 20, 2003.

                      10.2                         Employment  Agreement between Prab, Inc. and Edward Thompson dated
                                                   June 20, 2003.

                       15                          Not Applicable.

                       18                          Not Applicable.

                       19                          Not Applicable.

                       22                          Not Applicable.

                       14                          Not Applicable.

                     31.1                          Rule  13a-14(a)/15d-14(a)  Certification  of the  Chief  Executive
                                                   Officer of Prab, Inc.  (Section 302 of the  Sarbanes-Oxley  Act of
                                                   2002).

                     31.2                          Rule  13a-14(a)/15d-14(a)  Certification  of the  Chief  Financial
                                                   Officer of Prab, Inc.  (Section 302 of the  Sarbanes-Oxley  Act of
                                                   2002).

                     32.1                          Certification of the Company's Chief Executive Officer, Gary A.
                                                   Herder, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                     32.2                          Certification of the Company's Chief Financial Officer,  Robert W.
                                                   Klinge, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.



