Form 10KSB
period 2003-10-31
PRAB INC
filed 2004-01-28
CIK 354383

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2003

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d)
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

(269) 382-8200
(Issuer’s Telephone Number, Including Area Code)

     Securities Registered under Section 12(b) of the Exchange Act:

Name on Each Exchange
Title of Each Class	on Which Registered

None	None

     Securities Registered under Section 12(g) of the Exchange Act:

Common Stock, $.10 par value
(Title of Class)

     Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

     The issuer’s revenues for its most recent fiscal year were: $13,870,518.

     The aggregate market value of Common Stock held by persons not “affiliated” with the issuer, based on the average bid and ask price of the Common Stock as of December 31, 2003, was $2,196,444. For purposes of this computation, all executive officers, directors and 5% shareholders of the Company have been assumed to be affiliates. Certain of such persons may disclaim that they are affiliates of the Company.

     As of December 31, 2003, the issuer had outstanding 1,418,610 shares of Common Stock, $.10 par value.

     Transitional Small Business Disclosure Format (check one): YES ☐ NO ☒

DOCUMENTS INCORPORATED BY REFERENCE

None

PRAB, INC.
FORM 10-KSB
October 31, 2003

PART I

INTRODUCTORY NOTE

     This Annual Report on Form 10-KSB may be deemed to contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties. Accordingly, to the extent that this Annual Report contains forward-looking statements regarding the financial condition, operating results, business prospects or any other aspect of the Company, please be advised that the Company’s actual financial condition, operating results and business performance may differ materially from that projected or estimated by the Company in forward-looking statements. The differences may be caused by a variety of factors, including but not limited to adverse economic conditions, intense competition, including intensification of price competition and entry of new competitors and products, adverse federal, state and local government regulation, inadequate capital, unexpected costs and operating deficits, increases in general and administrative costs, lower sales and revenue than forecast, loss of customers, customer returns of products sold to them by the Company, termination of contracts, technological obsolescence of the Company’s products, technical problems with the Company’s products, price increases for supplies and components, inability to raise prices, failure to obtain new customers, litigation and administrative proceedings involving the Company, the possible acquisition of new businesses that result in operating losses or that do not perform as anticipated, resulting in unanticipated losses, the possible fluctuation and volatility of the Company’s operating results, financial condition and stock price, losses incurred in litigation and settling cases, dilution in the Company’s ownership of its business, adverse publicity and news coverage, inability to carry out marketing and sales plans, loss or retirement of key executives, changes in interest rates, inflationary factors, and other specific risks that may be alluded to in this Annual Report or in other reports issued by the Company. In addition, the business and operations of the Company are subject to substantial risks, which increase the uncertainty inherent in the forward-looking statements. In light of the significant uncertainties inherent in the forward-looking information included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved.

Item 1. Description of Business.

General

     The Company is a Michigan corporation organized in 1961. The Company’s operations consist of designing and manufacturing conveyors, metal scrap reclamation systems and bulk material handling equipment. The Company sells its products worldwide through a network of factory sales engineers and manufacturers’ agents. These products are used in a variety of manufacturing processes to reduce labor costs, increase productivity, improve quality and save materials and energy resources.

Overview

     The Company designs and manufactures complete metal scrap reclamation systems which it sells to die casting, metal stamping, general metal working, and other industries. These systems reduce labor, manufacturing and transportation costs associated with metal scrap disposal, reclaim cutting fluids, and increase the value of metal scrap. The Company’s scrap metal reclamation systems are priced from $50,000 to $1,500,000 and range from a single machine to a complex group of machines including conveyors, crushers, centrifuges, briquetters, and related equipment.

     Reclamation systems are specifically designed for each customer and in general are used to collect and transfer metal scrap, crush the scrap into a more convenient chip size for handling, clean the scrap of fluids and other impurities, and reclaim oil used as a machining coolant during the manufacturing process.

     The Company also designs and manufactures, to meet customer specifications, for prices ranging from $3,000 to $100,000, stand-alone conveyors for transporting aluminum, brass, cast iron and steel scrap. These conveyors, include Harpoon™, drag, tubular, oscillating, screw, hinged steel belt, magnetic, and pneumatic models.

     The Company also designs and manufactures, to meet customer specifications, conveyors and systems under the trade name of Hapman™, which are used primarily to transport bulk materials, such as powders and chemicals. These tubular, flexible screw (Helix™), and pneumatic conveyors, bulk bag unloaders, bulk bag fillers, and bag dumping stations (also known as “bulk material handling equipment”) are used in the chemical, pharmaceutical, food, plastics and other processing industries and sell in the price range of $2,000 to $250,000.

Sales

     The Company’s business is not seasonal; however, fluctuations in sales are common due to large system orders, which is typical of the capital equipment industry. Foreign sales and license fees accounted for 11%, 9%, and 7% of the Company’s net sales for each of the fiscal years 2003, 2002 and 2001, respectively. The Company’s sales are not dependent on one or a few major customers.

Backlog

     The Company’s backlog of orders as of October 31, 2003 and October 31, 2002 is set forth below. The Company believes all backlog orders outstanding as of October 31, 2003 will be filled within one year.

		Increase
As of	As of	(Decrease)
October 31,	October 31,	From 2002
2003	2002	to 2003

$2,720,000	$2,899,000	(6%)

Marketing and Distribution

     The Company maintains demonstration equipment in its factory applications laboratory.

     The Company generates inquiries through advertising, trade shows, trade releases, it’s internet web sites, and customer referrals. Sales of all the Company’s products are made by factory sales engineers and manufacturers’ agents.

Engineering and Design Development

     The Company’s engineering and design personnel develop and modify its products to meet the customers’ specifications. Most of the Company’s products require a certain amount of custom engineering or design work. The Company does not engage in substantial research and development activities.

Manufacturing

     The Company fabricates and assembles the primary components of most of its products. The principal materials used in all of the Company’s products are bar and sheet metal, stampings, castings, machined parts, electrical components, completed controls and finished goods. All of these materials are readily available from a variety of sources.

     Warranty expense for the past three years has been approximately $316,000, $400,000, and $277,000 for 2003, 2002 and 2001, respectively.

     None of the Company’s principal products require government approval and compliance with governmental regulations is not a significant factor in the Company’s business. The costs and effects of compliance with environmental laws is not a significant factor in the Company’s business.

Patents and Trademarks

     The Company owns numerous domestic and foreign patents and has developed technology and special skills relating to metal scrap reclamation systems, conveyors, and bulk material handling equipment. While the aggregate protection afforded by these patents is of value, the Company does not consider that the successful conduct of any material part of its business is dependent upon such protection. The Company holds registered trademarks for the names “Prab”, “Hapman”, “Harpoon”, “Helix”, and “Kalcon”.

Competition

     The Company competes with many domestic and foreign firms, some of which are large, diversified companies with financial, engineering, technical and other resources greater than those of the Company. The Company’s products compete with similar products on the basis of price, design and quality. Several large companies manufacture metal scrap reclamation systems and conveyors and no reliable information is available as to the number of such companies, the volume of their sales, or the total sales of any particular product. However, the Company believes that it is one of the leading sellers of large metal scrap reclamation systems.

     The Company also believes it is a leading manufacturer of single unit conveyors with its primary competitor being Mayfran International, a division of Tomkins Industries, Inc. Competition for the Company’s Hapman conveyor products include a number of public and private companies.

Employees

     As of December 31, 2003, the Company employed 81 persons, 80 of which persons were employed on a full-time basis. 34 of the employees are covered by a collective bargaining agreement with the United Steelworkers of America, AFL-CIO-CLC. The three-year contract with the Union expires on November 1, 2005.

Item 2. Description of Property.

     All of the Company’s offices and manufacturing facilities are located in Kalamazoo, Michigan, in a 72,000 square foot building owned by the Company.

     The Company’s facility has been used for conveyor manufacturing since the early 1960’s. The facility’s office space is more than adequate for the Company’s present level of business, and the manufacturing capacity is under-utilized with only a first shift operation. The facility is in good operating condition. The Company’s bank holds a mortgage on the facility to secure payment of the Company’s obligations to it.

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

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

     The following table sets forth the range of high and low bid information for the Company’s two most recent fiscal years:

2003

		First	Second	Third	Fourth
		Quarter	Quarter	Quarter	Quarter

Stock Price	(bid)
	High	1 2/10	1 65/100	2 5/100	2 15/100
	Low	9/10	1 16/100	1 6/10	2

5

2002

		First	Second	Third	Fourth
		Quarter	Quarter	Quarter	Quarter

Stock Price	(bid)
	High	1 4/10	1 1/10	1 1/10	1 1/10
	Low	65/100	8/10	88/100	1 2/100

     The Common Stock is regularly quoted on the OTC Bulletin Board (OTCBB). The above bid prices are quotations reflecting inter-dealer prices, without retail markup, markdown or commissions, and may not necessarily represent actual transactions. At December 31, 2003, there were approximately 875 record holders of the Common Stock.

     The Company has paid no dividends on its Common Stock. The payment of dividends in the future will be dependent upon the financial condition, capital requirements, earnings of the Company and such other factors as the Board of Directors may deem relevant.

Equity Compensation Plan Information

As of October 31, 2003:

Number of
Securities
	Number of		Remaining Available
	Securities to be		for Issuance Under
	Issued Upon	Weighted-Average	Equity Compensation
	Exercise of	Exercise Price of	Plans (Excluding
	Outstanding	Outstanding	Securities
	Options, Warrants	Options, Warrants	Reflected in Column
Plan Category	and Rights(a)	and Rights(b)	(a))(c)

Equity Compensation Plans Approved by Security Holders	191,000	1.30	5,000
Equity Compensation Plans Not Approved by Security Holders	0	0	0
Total	191,000	1.30	5,000

Item 6. Management’s Discussion and Analysis or Plan of Operation.

Overview of Recent Significant Events

     Net sales increased 7% and new order bookings increased 6% in 2003 when compared to 2002. Operating income increased 28% primarily from the Company’s ability to lower cost of sales by 2.2% compared to a year ago.

     The Company began a small share buy back program in October of 2002 to repurchase the shares of shareholders owning fewer than 100 shares. The program, completed in 2003, resulted in the purchase of 3,145 shares which were returned to authorized but unissued status.

     In May 2003, the Company signed stock purchase agreements to purchase 162,549 shares of its common stock from several shareholders at a price of $1.70 per share. The shares purchased by the Company were returned to authorized but unissued status. To date, all but 12,500 shares have been received and payment has been remitted by the Company for all shares received. The stock purchase agreements contain “Look-Back Event” and “Look-Back Value” provisions which entitle the selling shareholders, for a period of twelve months, to the right to additional payment for value above $1.70 per share that is received by the remaining shareholders resulting from an event in which: (a) the Company enters into and closes a business combination (such as a merger or consolidation) with any other corporation or other type of business entity, which would result in the shareholders of the Company immediately prior thereto owning less than 50% of the voting securities of the Company or such controlling surviving entity outstanding immediately after such business combination; or (b) the sale, lease, exchange or other transfer of disposition by the Company of all or substantially all of the Company’s assets.

     The Company incurred additional costs in the fourth quarter due to receiving merger proposals from various groups. This added approximately $165,000 of additional expense in the fourth quarter mainly in the areas of legal, valuation, accounting, and special committee fees. It is likely additional costs will be incurred in the first quarter of fiscal year 2004 to complete the proposal evaluation process and it is estimated first quarter costs could exceed $100,000.

     The Company announced on December 15, 2003 that it has entered into an Agreement and Plan of Merger with Kalamazoo Acquisition Corporation (“KAC”), an entity formed by Gary A. Herder, Chairman of the Board of Directors, President and Chief Executive Office of the Company, and Edward Thompson, Vice President of Operations of the Company.

     The merger agreement provides that, at the closing of the merger, each outstanding share of the Company’s common stock (other than Company common stock owned by KAC) will be converted into the right to receive $2.40 in cash.

     The Company intends to promptly file preliminary proxy materials with the SEC for the special meeting of the shareholders to vote on the proposed transaction with KAC. Upon completion of the SEC’s review of the preliminary proxy materials, the Company will call a special meeting of its shareholders to vote on the merger and will file with the SEC and mail to the Company’s shareholders definitive proxy materials.

2003 Compared to 2002

     Net sales increased 7% in 2003 to $13,871,000 from $12,942,000 in 2002. Part sales were 22% of total sales in 2003 and 23% in 2002. $804,000 of 2003 sales was for a single customer. The economy continued to improve in 2003 which helped to increase sales, whereas, 2002 was affected more strongly by the September 11, 2001 terrorist attacks.

     The Company’s business is highly competitive and very sensitive to price. The increase in net sales in 2003 was primarily due to increased sales of Prab conveyors chip systems and Hapman conveyors and Helix equipment. The actual sales fluctuation due to price is not known.

     Cost of sales compared to net sales decreased to 62% in 2003 from 64% in 2002 primarily from a reduction in labor and overhead content as a percent of cost of sales. Selling, general and administrative expenses were 36% and 34% of net sales in 2003 and 2002, respectively. A large portion of the increase resulted from approximately $165,000 of expenses incurred by the Company relating to the merger proposals.

     Warranty expense was $316,000 in fiscal year 2003 compared to $400,000 a year ago. The decrease resulted primarily from completing the warranty work on several large jobs last fiscal year and having fewer large warranty jobs this fiscal year.

     As part of the Company’s normal accounting procedures, the management team has analyzed all jobs for future warranty exposure and believes the amount of the reserve at the end of fiscal year 2003 is adequate to cover sales through the end of that period.

     During the third quarter of fiscal 2003, the Company reserved an additional $25,000 to cover it’s estimated share of costs pertaining to the possibility of an additional consent decree, related to remediation of the recently discovered groundwater impacts at the landfill. The Company believes that $25,000 is a reasonable estimate of such costs but cannot predict with absolute certainty the actual costs which will be attributable to this matter.

Trends

     The Company’s backlog of orders at October 31, 2003 is 6% lower than the prior year. The lower backlog primarily resulted from $743,000 of lower bookings in October of 2003 versus 2002. Two large equipment orders totaling $1,681,000 for a single customer was booked in 2003, of which $877,000 is part of the backlog at October 31, 2003.

     Sales of bulk material handling parts and equipment in 2003 increased 13% from 2002 sales. Sales of metal scrap processing conveyors, parts, and chip systems in 2003 increased 3% from 2002 sales.

Liquidity and Financial Condition

     The Company’s primary cash requirements in 2003 were operating expenses, capital expenditures, repurchase of Company common stock, and costs associated with reviewing merger proposals.

     In 2003, the Company’s operations provided $726,000 of cash and the Company had working capital at the end of the year of $3,320,000 compared to $3,242,000 a year ago. Capital expenditures increased from the prior year with $151,000 in 2003 versus $118,000 in 2002.

     The increase in the allowance for doubtful accounts is primarily due to an increase in amounts reserved for specifically identified customers at the end of fiscal year 2003 versus a year ago. There have been no changes to the Company’s credit policies. The customer’s credit worthiness is evaluated at the time it issues the Company a purchase order.

     The increase in inventory resulted primarily from materials purchased for the balance of a large order scheduled to be shipped in the first quarter of 2004.

     Accounts payable increased primarily due to the increased material purchases to meet the higher level of shipments in October and November combined with cost incurred to review merger proposals.

     The Company has a $1,000,000 line of credit which is subject to a borrowing formula based upon certain asset levels of the Company. Payment of the line of credit is secured by liens on all of the assets of the Company. As of December 31, 2003, $952,790 was available to the Company under the line of credit and the Company had borrowed $0 of such amount. The line of credit supports three letters of credit that total $47,210. The Company believes this financing, combined with cash generated by operations in 2004, will provide sufficient funds to finance working capital requirements and capital additions. The Company has issued a purchase order for approximately $67,000 to purchase a new lathe for the machine shop. The Company will pay for the lathe with the available cash presently on hand.

Summary

     If the shareholders approve the merger, each share of the Company’s common stock that is now outstanding will be canceled. New shares of the Company (as the surviving corporation) will be issued to Kalamazoo Acquisition Corporation. Accordingly, the Company common stock will no longer be traded on the Over-the-Counter Bulletin Board or any other securities exchange and will be eligible for termination of registration under the Exchange Act. In addition, the Company will no longer be subject to the reporting requirements of the Exchange Act.

     Management continues to be optimistic that 2004 sales can be improved based upon projections that the economy is expected to continue to grow in 2004. There is, however, the unknown effect of manufacturing jobs moving to countries with lower labor and regulatory costs and exactly what impact that will have on the Company’s sales and income. The Company will remain committed to increasing market share and improving sales by building reliable, quality products and improving our products and technology as we have done during our previous fifty years.

Item 7.	Financial Statements.

(a)	The following Financial Statements are attached hereto in response to Item 7:

Independent Auditor’s Report — Plante & Moran, PLLC

Consolidated Balance Sheets — October 31, 2003 and October 31, 2002

Consolidated Statement of Income — Years ended October 31, 2003 and October 31, 2002

Consolidated Statement of Changes in Stockholders’ Equity — Years ended October 31, 2003 and October 31, 2002

Consolidated Statement of Cash Flows — Years ended October 31, 2003 and October 31, 2002

Notes to Financial Statements

Item 8.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

          None.

Item 8A.	Controls and Procedures.

          The Company maintains disclosure controls and procedures designed to ensure that the information the Company must disclose in its filings with the Securities and Exchange Commission is recorded, processed, summarized and reported on a timely basis. The Company’s Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report (the “Evaluation Date”). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective in bringing to their attention on a timely basis material information relating to the Company required to be included in the Company’s periodic filings under the Exchange Act.

          The Company accounts for its inventory using a “periodic inventory system.” The Company calculates its actual inventory value once a year in conjunction with its annual physical inventory count conducted prior to year-end. Historically, an adjustment has been made to the Company’s year-end financial statements as a result of comparing the annual physical inventory valuation to the Company’s accounting records. During the last six fiscal years, this annual adjustment has ranged from a pretax decrease in earnings of $108,000 to a pretax increase in earnings of $263,000. Management continually evaluates its procedures, and works to improve the recording of interim inventory transactions; however, as long as the Company uses its existing inventory valuation system, it is likely that annual accounting adjustments will need to be made. These adjustments may be significant. Consequently, the possibility of a year-end inventory adjustment should be taken into account when analyzing the Company’s interim financial statements. Management of the Company believes that the benefit of maintaining an inventory valuation system or adopting procedures that would produce more accurate interim financial statements (alternatives of which include a system commonly referred to as a perpetual inventory system or the possibility of taking complete physical inventory counts more often than once a year) is outweighed by the significant costs of maintaining such a system or procedures.

PART III

Item 9.	Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

     Directors and Executive Officers. The directors of the Company are as follows:

			Present Principal Occupation,
Director		Director	Business Experience, and
Name	Age	Since	Certain Other Information

Gary A. Herder (1)	56	1991	Chairman of the Board of the Company since March 1999; President and Chief Executive Officer since 1991; joined the Company in 1965, previously served as Executive Vice President, General Manager of Conveyors, and Chief Engineer.

James H. Haas	57	1993	President and Founder of Summit Polymers, Inc., a plastic injection molding company, since 1972.

Eric V. Brown, Jr.	63	1996	Attorney in private practice of law since 1965 and currently a senior principal in the law firm of Miller, Canfield, Paddock and Stone, P.L.C.; Secretary of the Company since 1996.

John W. Garside	64	1996	President of Woodruff Coal Company, a diversified energy company, since 1980. Director of Universal Forest Products, Inc., a lumber products company.

William G. Blunt	63	1996	Retired-President of Harborlite Corporation, a manufacturer of industrial minerals, from 1969 to 1996.

Frederick J. Schroeder, Jr.	69	1999	Partner in Cooney, Schroeder & Co., an investment banking firm specializing in mergers and acquisitions, since 1996.

(1)	Mr. Herder and Robert W. Klinge are the only executive officers of the Company. Mr. Klinge, age 54, is Vice President of Finance, Chief Financial Officer and Treasurer of the Company and has held such positions since 1999. Mr. Klinge joined the Company in 1985 and previously served as the Controller of the Company.

     Audit Committee; Audit Committee Financial Expert.

     Not Required.

     Section 16(a) Beneficial Ownership Reporting Compliance. Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Company during the last fiscal year and Form 5 and amendments thereto (together with written representations from reporting persons that no Form 5 was required) furnished to the Company with respect to the last fiscal year, the Company is not aware of any person who, at any time during the last fiscal year, was a director, officer, or beneficial owner of more than 10% of the Company’s Common Stock, that failed to file on a timely basis reports required by Section 16(a) of the Securities Exchange Act of 1934, as amended, during the most recent fiscal year or prior years.

     Code of Ethics. Due to the pending merger with Kalamazoo Acquisition Corporation, the Company presently has not created or adopted a Code of Ethics. In the event that the merger is not consummated (whether because of the failure to obtain the necessary shareholder approval or otherwise), the Company’s board of directors intends to promptly prepare and adopt a Code of Ethics.

Item 10.	Executive Compensation.

     Executive Compensation. The following table shows the total compensation received by the Company’s Chief Executive Officer for the last three fiscal years. No executive officer of the Company, other than the Chief Executive Officer, received total annual salary and bonus in excess of $100,000 during the last fiscal year.

Summary Compensation Table

					Long Term
	Annual Compensation				Compensation

Name and					Securities
Principal				Other Annual	Underlying	All Other
Position	Year	Salary	Bonus	Compensation (1)	Options	Compensation

Gary A. Herder	2003	$168,244	$10,554	$6,000	0	$5,169	(2)
Chairman, President and	2002	$162,095	$7,222	$6,000	0	$4,738
Chief Executive Officer	2001	$163,513	$27,824	$6,000	0	$6,697

(1)	Represents annual car allowance paid to Mr. Herder.

(2)	Represents: (i) $1,827 match by the Company under the Company’s 401(k) Plan; (ii) $1,798 contribution by the Company under the Company’s 401(k) Plan; (iii) $1,350 contribution by the Company under the Company’s Profit Sharing Plan; and (iv) $194 payment by the Company for life insurance to fund the Company’s obligations under its deferred compensation agreement with Mr. Herder.

     Option Grants in Last Fiscal Year. The following table contains information concerning the stock option grants made to each of the named officers for the fiscal year ended October 31, 2003. No stock appreciation rights were granted during such year.

Individual Grants

	Number of	% of Total
	Securities	Options	Exercise
	Underlying	Granted to	Price
	Options	Employees	Per Share	Expiration
Name	Granted(#)(1)	in 2003(%)(2)	($/Sh.)	Date

Gary A. Herder	25,000	23.8%	$1.225	02/05/13

(1)	The option granted to Mr. Herder was made pursuant to the terms and conditions of the Prab, Inc. 2000 Stock Option Plan.

(2)	Based on an aggregate of 105,000 options granted in the fiscal year.

     Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values. The following table provides information regarding: (i) the number of shares received and the aggregate dollar value realized upon exercise of options by the Chief Executive Officer of the Company during the fiscal year ended October 31, 2003; and (ii) the value of options held by the Chief Executive

Officer of the Company at October 31, 2003 measured in terms of the average of the bid and ask prices of the Company’s common stock on that day.

	Shares		Number of Unexercised		Value of Unexercised
	Acquired	Value Realized	Options at		In-the-Money Options at
	On Exercise	($)	October 31, 2003 (#)		October 31, 2003 ($)

Name			Exercisable	Unexercisable	Exercisable	Unexercisable

Gary A. Herder	0	$0	33,000	0	$23,875	$0

     Compensation of Directors. The Company pays each of the outside directors $500 plus traveling expenses in excess of $100 for each Board meeting attended by them and $250 for each committee meeting attended by them, plus an additional $250 for each such meeting not held in conjunction with a regularly scheduled Board meeting. The directors are eligible to receive stock options under the Prab, Inc. 1999 Stock Option Plan and under the Prab, Inc. 2000 Stock Option Plan.

     Employment Contracts and Termination of Employment, and Change-in-Control Agreements. The Company has entered into employment agreements (the “Employment Agreements”) with Gary A. Herder, President and Chief Executive Officer of the Company and Edward Thompson, Vice President of Operations of the Company, (collectively the “Officers”) to establish their duties and compensation and to provide for their continued employment with the Company. The Employment Agreement with Mr. Herder provides for his term of employment until October 31, 2006, with automatic one-year extensions of the initial term unless written notice of intent to terminate such agreement is received not less than ninety (90) days before the anniversary of the agreement. The Employment Agreement with Mr. Thompson for his term of employment until October 31, 2006, with automatic one-year extensions of the initial term unless written notice of intent to terminate such agreement is received not less than ninety (90) days before the anniversary of the agreement. The Employment Agreements provide for a base salary which is reviewed by the board annually. In addition, the Employment Agreements provide for customary benefits to the Officer commensurate with his position. Those benefits include:

(i)	participation in all employee benefit plans;

(ii)	discretionary bonuses as determined by the board of directors;

(iii)	termination for “cause”; and

(iv)	payment of two (2) times the Officer’s base amount of compensation and average annual bonus for the three most recent completed fiscal years in the event the Company terminates the Officer’s employment for any reason other than for cause.

     The Employment Agreements also contain customary confidentiality and non-disclosure provisions should the Officer leave the employ of the Company.

Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

     Security Ownership of Certain Beneficial Owners and Management. The following table sets forth certain information as of December 31, 2003, regarding each person known by the Company to own beneficially more than 5% of the Company’s Common Stock, each director of the Company, each executive officer named in the Summary Compensation Table above, and all directors and executive officers of the Company as a group. Except as noted, each person named below is the record owner of the shares indicated and possesses sole voting and investment power with respect to such shares.

Name and Address of
Beneficial Owner or	Amount of
Identity of Group	Beneficial Ownership		Percentage Ownership

Gary A. Herder
89885 Shorelane Drive
Lawton, Michigan	312,450	(1)(2)(3)	21.5%
William G. Blunt
963 Reed Lane
Vicksburg, Michigan	31,206	(1)(7)	2.2%
Eric V. Brown, Jr.
444 W. Michigan Avenue
Kalamazoo, Michigan	30,631	(1)(4)(7)	2.1%
John W. Garside
309 E. Michigan
Kalamazoo, Michigan	32,183	(7)	2.3%
James H. Haas
7177 E. U.V. Avenue
Vicksburg, Michigan	10,000	(7)	.7%
Frederick J. Schroeder, Jr.
Fisher Mews
377 Fisher Road
Grosse Pointe, Michigan	10,000	(7)	.7%
Gary A. Herder and Robert W. Klinge
Co-Trustees
5944 E. Kilgore Road
Kalamazoo, Michigan	215,383	(1)	15.2%
Robert W. Klinge
45 S. Patterson
Wayland, Michigan	250,223	(1)(5)(6)	17.4%
Henry Penn Wenger Trust
Tammy Williams, Trustee
C/O Register & Company P.A
2600 Douglas Rd, Suite 604
Coral Gables, Florida	129,100		9.1%
All executive officers and directors as a group (7 persons)	361,310	(1)	30.3%

(1)	Gary A. Herder and Robert W. Klinge are the Co-Trustees of the Company’s profit sharing plan. This plan holds 215,383 shares of the Company’s Common Stock (the “Plan Stock”). Messrs. Herder and Klinge have the sole power to vote the Plan Stock. The Administrative Committee appointed by the Board of Directors to administer this Plan has the sole power to direct the disposition of the Plan Stock. The members of the Administrative Committee are William G. Blunt and Eric V. Brown, Jr. The Plan Stock is not included in any of the amounts or percentages set forth in table regarding Messrs. Blunt and Brown. The Plan Stock is included in the amounts and percentages set forth in the table regarding Messrs. Herder and Klinge and all executive officers and directors as a group.

(2)	Includes 33,000 shares with respect to which Mr. Herder has the right to acquire beneficial ownership pursuant to the Company’s Stock Option Plans and 215,383 shares as to which Mr. Herder shares voting power.

(3)	Includes 64,067 shares held by Mr. Herder and his spouse as joint tenants with right of survivorship and not as tenants in common.

(4)	Includes 10,980 shares as to which Mr. Brown shares voting and investment power as co-trustee of a trust.

(5)	Includes 20,500 shares with respect to which Mr. Klinge has the right to acquire beneficial ownership pursuant to the Company’s Stock Option Plans and 215,383 shares as to which Mr. Klinge shares voting power.

(6)	Includes 14,340 shares held by Mr. Klinge and his spouse as joint tenants with right of survivorship and not as tenants in common.

(7)	Includes 10,000 shares with respect to which such individual has the right to acquire beneficial ownership pursuant to the Company’s Stock Option Plans.

     Changes in Control of Registrant. Other than the contemplated merger with Kalamazoo Acquisition Corporation described above, the Company is not aware of any arrangements, which may result in a change in control of the Company.

Item 12.	Certain Relationships and Related Transactions.

     Eric V. Brown, Jr. Secretary and director of the Company is a senior principal in the law firm of Miller, Canfield, Paddock and Stone, P.L.C., which firm is general legal counsel to the Company. Frederick J. Schroeder, Jr., director of the Company, is a partner in Cooney, Schroeder, & Co., which firm provides investment banking services to the Company. Gary A. Herder, Chairman of the Board of Directors, President and Chief Executive Office of the Company, and Edward Thompson, Vice President of Operations of the Company own all of the issued and outstanding capital stock of Kalamazoo Acquisition Corporation.

Item 13.	Exhibits, Lists and Reports on Form 8-K.

(a) The following exhibits are attached hereto or incorporated herein by reference:

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit

2.1	Agreement and Plan of Merger, dated as of December 12, 2003, among Kalamazoo Acquisition Corporation, Kalamazoo Prab Subsidiary Corporation and Prab, Inc., incorporated herein by reference to Exhibit 2.1 of the Company’s Form 8-K dated December 15, 2003. The schedules to the Agreement and Plan of Merger have been omitted in accordance with the rules of the Commission. The Company agrees to furnish to the Commission, upon request, a copy of each such schedule.

3(i)	Second Restated Articles of Incorporation of the Company, as amended, incorporated herein by reference to Exhibit 3(i) of the Company’s Form 8-A/A (Amendment No.1) dated May 25, 1995.

3(ii)	By-Laws of the Company as amended incorporated herein by reference to Exhibit 3(ii) of the Company’s Form 8-A/A (Amendment No.1) dated May 25, 1995.

Exhibit No.	Description of Exhibit

4	Not Applicable.

9	Not Applicable.

10.1	Employment Agreement between Prab, Inc. and Gary A. Herder dated effective June 1, 2003, incorporated herein by reference to Exhibit 10.1 of the Company’s Form 8-K dated November 06, 2003.

10.2	Employment Agreement between Prab, Inc. and Edward Thompson dated effective June 1, 2003, incorporated herein by reference to Exhibit 10.2 of the Company’s Form 8-K dated November 06, 2003.

10.3	Deferred Compensation and Salary Continuation Agreement between the Company and Gary A. Herder dated September 13, 1976 incorporated by reference to Exhibit 19b. of the Company’s Form 10-K for the fiscal year ended October 31, 1987.

10.4	Prab Robots, Inc. 1988 Stock Option Plan incorporated by reference to Exhibit “C” of the Company’s Definitive Proxy Statement for the 1988 Annual Meeting.

10.5	Prab, Inc. 1999 Stock Option Plan incorporated by reference to the Appendix of the Company’s Definitive Proxy Statement for the 1999 Annual Meeting.

10.6	Prab, Inc. 2000 Stock Option Plan incorporated by reference to the Appendix of the Company’s Definitive Proxy Statement for the 2000 Annual Meeting.

11	Not Applicable.

13	Not Applicable.

14	Not Applicable.

16	Not Applicable.

18	Not Applicable.

20	Not Applicable.

21	List of Subsidiaries.

22	Not Applicable.

23	Not Applicable.

24.1	Power of Attorney for William G. Blunt.

24.2	Power of Attorney for John W. Garside.

Exhibit No.	Description of Exhibit

24.3	Power of Attorney for Eric V. Brown, Jr.

24.4	Power of Attorney for James H. Haas.

24.5	Power of Attorney for Frederick J. Schroeder, Jr.

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer of Prab, Inc. (Section 302 of the Sarbanes-Oxley Act of 2002)

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer of Prab, Inc. (Section 302 of the Sarbanes-Oxley Act of 2002)

32.1	Certification of the Company’s Chief Executive Officer, Gary A. Herder, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Company’s Chief Financial Officer, Robert W. Klinge, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

The Company will furnish copies of the above described Exhibits upon written request and payment of a fee equal to $20.00 per request, plus $.20 per page copied, plus postage. All requests for copies of Exhibits should be sent to: Mr. Robert W. Klinge, Prab, Inc., 5944 E. Kilgore Road, P.O. Box 2121, Kalamazoo, Michigan 49003.

(b)	Reports on Form 8-K:

On August 4, 2003, the Company filed a Form 8-K report for the press release dated August 4, 2003, reporting the receipt of a merger proposal from Stephens Financial Group, LLC.

On August 22, 2003, the Company filed a Form 8-K report for the press release dated August 22, 2003, reporting the receipt of a merger proposal from Inter-Source Acquisition, Inc. and announcing that the board of directors of the Company had formed a special committee of independent directors and that such special committee retained Lincoln Partners LLC, as independent investment bankers and Varnum, Riddering, Schmidt & Howlett LLP, as independent special counsel, to assist it in considering strategic alternatives, including a possible sale of the Company.

Item 14.	Principal Accountant Fees and Services.

     Not Required.

SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRAB, INC.

Date: January 28, 2004	By:	/s/ Gary A. Herder Gary A. Herder, President

S-1

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Gary A. Herder Gary A. Herder	President, Chief Executive Officer and Director (Principal Executive Officer)	January 28, 2004

	Secretary and Director	January 28, 2004

*Eric V. Brown, Jr.

	Director	January 28, 2004

*William G. Blunt

	Director	January 28, 2004

*James H. Haas

	Director	January 28, 2004

*John W. Garside

	Director	January 28, 2004

* Frederick J. Schroeder, Jr.

/s/ Robert W. Klinge Robert W. Klinge	Treasurer, Vice President of Finance and Chief Financial Officer (Principal Accountant and Principal Financial Officer)	January 28, 2004

*

By:	/s/ Gary A. Herder Gary A. Herder Attorney-in-Fact	January 28, 2004

S-2

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

ANNUAL REPORT ON FORM 10-KSB
For the fiscal year ended October 31, 2003

Financial Statements
Index to Exhibits
Exhibits

PRAB, INC.
(a Michigan Corporation)
5944 E. Kilgore Road
P.O. Box 2121
Kalamazoo, Michigan 49003

Prab, Inc.

Consolidated Financial Report

October 31, 2003

Prab, Inc.

Contents

Report Letter
Consolidated Financial Statements
Balance Sheet	2
Statement of Income	3
Statement of Changes in Stockholders’ Equity	4
Statement of Cash Flows	5
Notes to Financial Statements	6-25

Plante & Moran, PLLC Suite 700 107 W. Michigan Ave. Kalamazoo, MI 49007 Tel: 269.385.1858 Fax: 269.385.2936 plantemoran.com

Independent Auditor’s Report

To the Directors and Stockholders
Prab, Inc.

We have audited the accompanying consolidated balance sheet of Prab, Inc. and subsidiary as of October 31, 2003 and 2002, and the related consolidated statements of income, stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Prab, Inc. and subsidiary at October 31, 2003 and 2002, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Kalamazoo, Michigan
December 22, 2003

Prab, Inc.

Consolidated Balance Sheet

	October 31

	2003	2002

Assets
Current Assets
Cash	$1,556,474	$1,240,017
Accounts and notes receivable, net of allowance for doubtful accounts of $83,567 in 2003 and $52,707 in 2002	2,212,241	2,210,883
Inventories (Note 2)	1,429,904	1,173,904
Deferred income taxes (Note 6)	275,000	316,259
Other current assets	182,919	216,456

Total current assets	5,656,538	5,157,519
Property, Plant and Equipment (Note 3)	766,235	790,224
Other Assets
Deferred income taxes (Note 6)	39,043	185,620
Unamortized pension cost (Note 5)	156,939	99,908
Other assets	13,089	13,806

Total other assets	209,071	299,334

Total assets	$6,631,844	$6,247,077

See Notes to Consolidated Financial Statements.

Liabilities and Stockholders’ Equity

	October 31

	2003	2002

Current Liabilities
Accounts payable	$992,761	$735,109
Customer deposits	422,638	227,500
Salaries, wages and vacation	359,075	347,715
Commissions	268,785	316,113
Other accrued expenses	293,411	288,840

Total current liabilities	2,336,670	1,915,277
Noncurrent Liabilities
Deferred compensation (Note 5)	23,623	22,232
Accrued pension cost (Note 5)	378,593	490,524

Total noncurrent liabilities	402,216	512,756
Stockholders’ Equity
Non-convertible preferred stock (Note 10) — $.50 par value:
Authorized — 600,000 shares Issued and outstanding — 0 shares at October 31, 2003 and 2002	—	—
Convertible preferred stock (Note 10) — $.75 par value:
Authorized — 2,000,000 shares Issued and outstanding — 0 shares at October 31, 2003 and 2002	—	—
Common stock — $.10 par value:
Authorized — 7,000,000 shares Issued and outstanding — 1,418,610 shares at October 31, 2003 and 1,572,028 shares at October 31, 2002	141,861	157,203
Additional paid-in capital	609,830	853,442
Retained earnings since November 1, 1995	3,307,873	3,107,612
Accumulated other comprehensive income (loss)	(166,606)	(299,213)

Total stockholders’ equity	3,892,958	3,819,044

Total liabilities and stockholders’ equity	$6,631,844	$6,247,077

See Notes to Consolidated Financial Statements.

Prab, Inc.

Consolidated Statement of Income

	Year Ended October 31

	2003	2002

Net Sales	$13,870,518	$12,942,090
Cost of Sales	8,569,472	8,286,416

Gross Profit	5,301,046	4,655,674
Selling, General and Administrative Expenses	4,963,682	4,392,089

Operating Income	337,364	263,585
Other Income (Expenses)
Interest expense	(253)	(849)
Interest income	28,475	39,623
Litigation settlement	(25,000)	(40,177)
Other	(4,686)	1,285

Income — Before income taxes	335,900	263,467
Income Tax Expense (Note 6)	135,639	117,204

Net Income	$200,261	$146,263

Earnings per Common and Common Share Equivalent
Basic	$0.13	$0.09

Diluted	$0.13	$0.08

See Notes to Consolidated Financial Statements.

Prab, Inc.

Consolidated Statement of Changes in Stockholders’ Equity

	Common Stock

					Accumulated
			Additional		Other	Total
			Paid-in	Retained	Comprehensive	Stockholders'
	Shares	Amount	Capital	Earnings	Income (Loss)	Equity

Balance - October 31, 2001	1,768,793	$176,879	$1,057,556	$2,961,349	$(135,557)	$4,060,227
Repurchase of common stock	(196,765)	(19,676)	(204,114)	—	—	(223,790)
Comprehensive income (loss):
Net income	—	—	—	146,263	—	146,263
Minimum pension liability adjustment	—	—	—	—	(163,656)	(163,656)

Net comprehensive loss						(17,393)

Balance - October 31, 2002	1,572,028	157,203	853,442	3,107,612	(299,213)	3,819,044
Repurchase of common stock	(153,418)	(15,342)	(243,612)	—	—	(258,954)
Comprehensive income:
Net income	—	—	—	200,261	—	200,261
Minimum pension liability adjustment	—	—	—	—	132,607	132,607

Net comprehensive income						332,868

Balance - October 31, 2003	1,418,610	$141,861	$609,830	$3,307,873	$(166,606)	$3,892,958

See Notes to Consolidated Financial Statements.

Prab, Inc.

Consolidated Statement of Cash Flows

	Year Ended October 31

	2003	2002

Cash Flows from Operating Activities
Net income	$200,261	$146,263
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	169,750	196,249
(Gain) loss on disposal of fixed assets	4,686	(1,285)
Bad debt expense	41,916	41,866
Deferred taxes	119,524	99,397
(Increase) decrease in assets:
Accounts receivable	(43,274)	(406,183)
Inventories	(256,000)	330,914
Other current and noncurrent assets	116,211	76,152
Increase (decrease) in liabilities:
Accounts payable	257,652	422,926
Customer deposits	195,138	116,260
Accrued expenses	(81,397)	(75,805)
Deferred compensation	1,391	1,338

Net cash provided by operating activities	725,858	948,092
Cash Flows from Investing Activities
Proceeds from sale of equipment	300	11,562
Purchase of equipment	(150,747)	(117,642)

Net cash used in investing activities	(150,447)	(106,080)
Cash Flows from Financing Activities
Repurchase of common stock	(258,954)	(223,790)

Net Increase in Cash	316,457	618,222
Cash — Beginning of year	1,240,017	621,795

Cash — End of year	$1,556,474	$1,240,017

See Notes to Consolidated Financial Statements.

Prab, Inc.

Notes to Financial Statements
October 31, 2003 and 2002

Note 1 — Nature of Business and Significant Accounting Policies

Prab, Inc. and subsidiary (the Company) is engaged in the manufacturing of metal scrap reclamation systems and conveyor equipment. Major customers are in the metal working, chemical, pharmaceutical, and food processing industries throughout the United States, Canada, Mexico, Asia, and Europe. Sales outside the United States were approximately 11 percent and 9 percent of total sales in 2003 and 2002, respectively. Accounts receivable generated from foreign sales totaled approximately $305,500 and $206,000 as of October 31, 2003 and October 31, 2002, respectively.

Basis of Consolidation — Effective November 1, 1988, the Company formed a wholly-owned subsidiary, Prab Limited, to conduct certain aspects of its operations. The subsidiary is essentially inactive at the present time. The consolidated financial statements include the accounts of Prab, Inc. and its subsidiary, after elimination of all significant intercompany transactions and accounts.

Revenue Recognition — As a manufacturer, the Company recognizes revenue when the activities that constitute its major or central operations are complete, which is generally upon shipment. Incidental activities incurred after shipment, if any, are recognized as revenue when the service or activity is complete.

The Company is not in the business of installation. The Company’s products are generally installed by subcontractors hired by its customers, or occasionally by the Company. Generally, title passes at shipping point.

Accounts Receivable — Accounts receivable are stated at net invoice amounts. An allowance for doubtful accounts is established based on a specific assessment of all invoices that remain unpaid following normal customer payment periods. All accounts deemed to be uncollectible are charged against the allowance for doubtful accounts in the period that determination is made.

Prab, Inc.

Notes to Financial Statements
October 31, 2003 and 2002

Inventories — Inventories are stated at the lower of cost or market. Cost is determined by the last-in, first-out (LIFO) method. The Company’s policy is to review its inventory for specific usage and future utility. Estimates for impairment of individual items of inventory are recorded to reduce the item to the lower of cost or market.

Property, Plant and Equipment — Property, plant and equipment are recorded at cost. Costs for maintenance and repairs are charged to expense when incurred. Depreciation is provided using the straight-line method over the estimated useful lives of the assets.

Prab, Inc.

Notes to Financial Statements
October 31, 2003 and 2002

Note 1 — Nature of Business and Significant Accounting Policies (Continued)

Advertising — Advertising expense was approximately $370,000 and $336,000 for the years ended October 31, 2003 and 2002, respectively, mostly for trade shows and publications.

Net Income Per Common and Common Equivalent Share — The Company calculates earnings per share according to the provisions of SFAS 128.

The calculation of basic and diluted earnings per share for the years ended October 31, 2003 and 2002 is as follows:

	2003		2002

	Basic	Diluted	Basic	Diluted
	Earnings Per	Earnings Per	Earnings Per	Earnings Per
	Share	Share	Share	Share

Net income — available to common shareholders	$200,261	$200,261	$146,263	$146,263

Common and common equivalent shares outstanding	1,495,826	1,536,726	1,716,032	1,734,473

Earnings per common and common equivalent shares	$0.13	$0.13	$0.09	$0.08

A reconciliation of common and common equivalent shares outstanding is as follows:

	2003		2002

	Basic	Diluted	Basic	Diluted

Weighted average number of outstanding common shares	1,495,826	1,495,826	1,716,032	1,716,032
Incremental shares from outstanding options dated 05/26/94	—	19,630	—	17,612
Incremental shares from outstanding options dated 07/25/01	—	1,345	—	829
Incremental shares from outstanding options dated 02/05/03	—	19,925	—	—

Common and common equivalent shares outstanding	1,495,826	1,536,726	1,716,032	1,734,473

There are no securities that could potentially dilute earnings per share in the future that are not considered above.

Prab, Inc.

Notes to Financial Statements
October 31, 2003 and 2002

Note 1 — Nature of Business and Significant Accounting Policies (Continued)

Elimination of Deficit in Retained Earnings — On October 31, 1995, the Company eliminated the earnings deficit amount on its balance sheet through a quasi-reorganization in accordance with the state laws of Michigan. The capital surplus (additional paid-in capital) was used to eliminate in its entirety a deficit of $4,228,988 in the balance sheet under stockholders’ equity. Retained earnings shown on the balance sheet reflect earnings since November 1, 1995.

Use of Estimates — The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Concentration of Labor — Approximately 43 percent of the Company’s workforce is subject to a collective bargaining agreement. The collective bargaining agreement expires October 31, 2005.

Stock Options — The Company accounts for its stock options using the intrinsic value method. Under that method, compensation expense is recognized to the extent the fair value of the common stock exceeds the exercise price of the options at the date the options are granted. Under the Company’s plans, the exercise price of options granted must equal or exceed the value of the stock at the grant date. Accordingly, no amounts are recorded as compensation expense for options granted.

Fair Value of Financial Instruments — The Company considers carrying amounts of cash, accounts receivable and accounts payable to approximate fair value because of the short maturity of these financial instruments.

Prab, Inc.

Notes to Financial Statements
October 31, 2003 and 2002

Other Comprehensive Income — Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income; although certain changes in assets and liabilities, such as minimum pension liability amounts, are reported as a separate component of the equity section of the balance sheet. Such items, along with net income, are components of comprehensive income. Accumulated other comprehensive income at October 31, 2003 and 2002 consists solely of pension losses not yet recognized in pension expense, which are reported net of taxes of $85,828 in 2003 and $154,140 in 2002.

Reclassification — Certain amounts in the 2002 financial statements have been reclassified to conform to the 2003 presentation.

Prab, Inc.

Notes to Financial Statements
October 31, 2003 and 2002

Note 2 — Inventories

     Inventories consist of the following:

	2003	2002

Raw materials	$819,683	$739,712
Work in process	359,349	114,171
Finished goods and display units	250,872	320,021

Total inventories	$1,429,904	$1,173,904

Inventories are stated at the lower of cost, determined by the LIFO method, or market. If the FIFO method had been used for the entire consolidated group, inventories, after an adjustment to the lower of cost or market, would have been approximately $1,760,000 and $1,525,000 at October 31, 2003 and 2002, respectively.

The reserve for inventory obsolescence was approximately $256,000 and $226,000 as of October 31, 2003 and 2002, respectively.

Note 3 — Property, Plant and Equipment

Cost of property, plant and equipment and depreciable lives are summarized as follows:

			Depreciable
	2003	2002	Life - years

Land	$28,939	$28,939	—
Buildings and improvements	1,886,550	1,846,307	10-30
Machinery and equipment	2,327,123	2,361,826	3-10

Total cost	4,242,612	4,237,072
Less accumulated depreciation	3,476,377	3,446,848

Net carrying amount	$766,235	$790,224

Depreciation expense totaled approximately $170,000 and $196,000 at October 31, 2003 and 2002, respectively.

Prab, Inc.

Notes to Financial Statements
October 31, 2003 and 2002

Note 4 — Note Payable

At October 31, 2003, the Company has available a $1,000,000 line of credit under a commercial revolving note, expiring April 30 2004, bearing interest at .75 percent below the bank’s prime rate for an effective rate of 3.25 percent at October 31, 2003. The line of credit is collateralized by essentially all assets of the Company. Available borrowings are based on a formula of eligible accounts receivable and inventory. The line of credit supports three performance related letters of credit totaling $47,210 at October 31, 2003.

Pursuant to the line of credit agreement, the Company has agreed to maintain certain levels of tangible net worth and maintain minimum ratios of current assets to current liabilities and debt to tangible net worth. The Company has also agreed not to create, incur, assume, or guarantee indebtedness, merge, sell or lease a substantial part of the business, or make loans.

There were no borrowings outstanding under this note at October 31, 2003 or 2002.

Note 5 — Pension and Profit-sharing Plans

As of October 31, 2003 and 2002, the Company is participating in a defined benefit plan for its collective bargaining unit. The following table sets forth the funded status of the Company’s defined benefit pension plan and amounts recognized in the balance sheet at October 31, 2003 and 2002:

Prab, Inc.

Notes to Financial Statements
October 31, 2003 and 2002

	2003	2002

Actuarial present value of accumulated benefit obligation, including vested benefits of $916,204 and $950,482 in 2003 and 2002, respectively	$1,052,811	$1,128,296

Projected benefit obligation for service rendered to date	$(1,110,244)	$(1,204,561)
Plan assets at far value - Primarily nongovernment obligations and listed stock	674,218	637,772

Underfunded status	(436,026)	(566,789)
Unrecognized net loss from experience different than that assumed or change in assumptions	309,867	453,353
Unrecognized prior service cost due to plan amendment being amortized over 15 years	156,939	176,173
Minimum liability adjustment	(409,373)	(553,261)

Accrued peon cost	$(378,593)	$(490,524)

Note 5 — Pension and Profit-sharing Plans (Continued)

A reconciliation of the projected benefit obligation is as follows:

	2003	2002

Projected benefit obligation - Beginning of year	$(1,204,561)	$(1,087,830)
Actuarial gain during year	96,746	35,733
Service cost	(24,580)	(29,836)
Interest cost	(77,164)	(72,650)
Distributions to plan participants	99,315	26,287
Current year prior service costs - unrecognized	—	(76,265)

Projected benefit obligation - End of year	$(1,110,244)	$(1,204,561)

A reconciliation of fair value of plan assets is as follows:

Prab, Inc.

Notes to Financial Statements
October 31, 2003 and 2002

	2003	2002

Fair value of plan assets — Beginning of year	$637,772	$882,584
Distributions to plan participants	(99,315)	(26,287)
Actual return on plan assets	85,761	(218,525)
Contributions	50,000	—

Fair value of plan assets — End of year	$674,218	$637,772

Pension expense included the following components:

	2003	2002

Service cost — Benefits earned during the year	$24,580	$29,836
Interest cost on projected benefit obligation	77,164	72,650
Expected return on plan assets	(54,169)	(69,468)
Amortization of unrecognized transition asset	—	(3,730)
Amortization of unrecognized (gains) losses	15,148	4,296
Amortization of prior service cost	19,234	14,395

Net periodic pension cost	$81,957	$47,979

The discount rate used in determining the actuarial present value of the projected benefit obligation was 7 percent for 2003 and 2002. The expected long-term rate of return on assets was 8 percent for 2003 and 2002.

Prab, Inc.

Notes to Financial Statements
October 31, 2003 and 2002

Note 5 — Pension and Profit-sharing Plans (Continued)

The Company made a contribution of $50,000 in 2003 to the pension plan for hourly employees covered by its collective bargaining agreement. The Company did not make a contribution in 2002. The Company’s policy is to make annual contributions as required by applicable regulations.

Due to the unrecognized net loss from experience different than that assumed, the Company was required to record an additional pension liability of $409,373 and $553,261 as of October 31, 2003 and 2002 respectively. That adjustment, which reflects pension cost not yet recognized in pension expense, resulted in an intangible asset for unamortized pension costs of $156,939 and $99,908 as of October 31, 2003 and 2002 respectively. In addition, for the years ended October 31, 2003 and 2002, there was a reduction and an addition, respectively, to other comprehensive income of $132,607 and $163,656, net of the related tax effect of $68,312 and $84,308.

Defined Contribution Plans

The Company’s salaried employees’ profit-sharing plan is a combination defined contribution profit sharing and 401(k) plan. The profit-sharing plan covers substantially all employees of the Company other than those covered by the collective bargaining agreement. It provides for an annual contribution of not less than 5 percent of the Company’s income before income taxes, proceeds from life insurance policies and gain on sale of capital assets. A portion of the plan assets is comprised of Company stock acquired in prior years. The stock under this plan is allocated to salaried employees based on their pro-rata compensation. Salaried employees vest in the shares of the Company based on a 5-year schedule, 10 percent in year 1, 20 percent in year 2, 40 percent in year 3, 70 percent in year 4, and 100 percent in year 5. As of October 31, 2003, there were 215,383 shares held in the plan. Contributions calculated by the Company in accordance with the profit-sharing plan were approximately $17,000 for 2003 and $15,000 in 2002.

Prab, Inc.

Notes to Financial Statements
October 31, 2003 and 2002

Employer matching contributions are made to the 401(k) plan in an amount equal to 25 percent of the lesser of: the amount designated by the employee for withholding and contribution to the 401(k) plan; or 4 percent of the employee’s total compensation. In addition, the Company will make a contribution equal to one percent of each eligible employee’s compensation who performs 500 or more hours of service for the Company during the plan year. The cost of this plan was approximately $69,000 and $59,000 in 2003 and 2002, respectively.

Prab, Inc.

Notes to Financial Statements
October 31, 2003 and 2002

Note 5 — Pension and Profit-sharing Plans (Continued)

The Company also sponsors a union 401(k) plan that covers all employees of the Company covered by the collective bargaining agreement. Participation in the 401(k) plan is optional. Employer matching contributions are made to the 401(k) plan in an amount equal to 25 percent of the lesser of: the amount designated by the employee for withholding and contribution to the 401(k) plan; or 4 percent of employee’s total compensation. Contributions to the plan totaled approximately $8,000 and $7,000 for the years ended October 31, 2003 and 2002, respectively.

The Company has entered into deferred compensation and salary continuation agreements with a key employee calling for periodic payments totaling $48,000 at retirement or death of the employee. The normal retirement date occurs during 2012. The liability has been recorded using the present value method.

Note 6 — Income Taxes

The provision for income taxes is as follows:

	2003	2002

Current expense	$16,115	$17,807
Deferred expense	119,524	99,397

Total income tax expense	$135,639	$117,204

Prab, Inc.

Notes to Financial Statements
October 31, 2003 and 2002

A reconciliation of income tax expense on pretax income at statutory rates to income tax expense at the Company’s effective rate is as follows:

	2003	2002

Taxes computed at statutory rates	$114,206	$89,579
State income taxes, net of federal benefit	3,722	11,753
Nondeductible expenses and other adjustments	17,711	15,872

Total income tax expense	$135,639	$117,204

Prab, Inc.

Notes to Financial Statements
October 31, 2003 and 2002

Note 6 — Income Taxes (Continued)

The details of the net deferred tax asset are as follows:

	2003	2002

Total deferred tax assets	$396,043	$574,485
Toted deferred tax liabilities	(82,000)	(72,606)

Net deferred tax asset	$314,043	$501,879

The following items affected deferred taxes during the years ended October 31, 2003 and 2002:

	2003	2002

Net operating loss carryforward	$(55,270)	$(109,245)
Alternative minimum tax	(63,239)	—
Depreciation	(222)	2,700
Expenses deductible against financial statement income but not for tax purposes (deductible for tax but not against financial statement income)	(793)	7,148

Total deferred tax expense	$(119,524)	$(99,397)

The deferred tax liabilities result from using accelerated depreciation for tax purposes. Deferred tax assets result from expenses not deductible for tax purposes until paid and pension losses not yet recognized. For tax purposes, the Company has alternative minimum tax credit carryforwards of approximately $33,000 that do not expire. These carryforwards have been included as deferred tax assets for financial reporting purposes.

Prab, Inc.

Notes to Financial Statements
October 31, 2003 and 2002

Under the Internal Revenue Code, a change in ownership in excess of 50 percentage points limits or eliminates the right to use the unused credit carryovers to reduce federal tax liabilities. On October 30, 1992, October 31, 1996, and December 28, 1999, the Company undertook restructuring transactions that involved a change in ownership. While the Company believes it is not subject to any such limitation as a result of these transactions, any additional ownership change or an adverse decision by the Internal Revenue Service regarding the restructuring could result in a limitation.

Prab, Inc.

Notes to Financial Statements
October 31, 2003 and 2002

Note 7 — Related Party Transactions

A director of the Company is a senior principal in the law firm that has been general legal counsel to the Company since 1961. The Company incurred legal fees of approximately $132,000 and $28,000 to the law firm in 2003 and 2002, respectively.

Note 8 — Cash Flows

Cash paid during the years ended October 31, 2003 and 2002 for interest expense approximated $250 and $1,000, respectively.

Note 9 — Stock Options Plans

Transactions involving the plans for years ended October 31, are summarized as follows:

	2003		2002

		Weighted		Weighted
		Average		Average
	Option Shares	Exercise Price	Option Shares	Exercise Price

Outstanding — Beginning of year	86,000	$1.39	86,000	$1.39
Exercised	—	$—	—	$—
Granted	105,000	$0.90	—	$—
Expired	—	$—	—	$—

Outstanding — End of year	191,000	$1.30	86,000	$1.39

Eligible for exercise at end of year	191,000	$1.30	86,000	$1.39

Outstanding Option
Shares	Issue Date	Expiration Date	Exercise Price

30,000	05/26/94	05/26/04	0.5703
16,000	11/19/97	11/19/07	2.1250
36,000	01/18/00	01/18/10	1.7813
4,000	7/25/01	7/25/11	1.0950
105,000	2/5/03	2/15/13	1.2250

Prab, Inc.

Notes to Financial Statements
October 31, 2003 and 2002

Under the terms of the stock option plans, options for an additional 5,000 shares may be granted to employees and directors. The stock options are exercisable from the date issued and expire on various dates through 2013. The exercise price equals the market value of all options granted and, therefore, none of the options involved compensation expense.

Prab, Inc.

Notes to Financial Statements
October 31, 2003 and 2002

Note 9 — Stock Options Plans (Continued)

The weighted average fair value of options granted during 2003 was $.34 per share. In determining the value of the options granted, the Company assumed a risk free interest rate of 1.73 percent, an expected option term of 2 years, no dividends and volatility of approximately 51 percent, based on 5 years of the Company’s stock price history.

Had the Company used the fair value method of accounting for its stock options, its net income for the years ended October 31, 2003 and 2002 would have been reduced by approximately $13,400 and $500, respectively, and basic and diluted earnings per share would have been reduced to $.12 in 2003. There would have been no effect on earnings per share in 2002.

Note 10 — Preferred Stock

Convertible Preferred Stock - There are 2,000,000 shares of 75¢ par convertible preferred stock authorized. Holders of the convertible preferred stock would be entitled to quarterly cash dividends at 8 percent per annum ($.06 per share) and would have a liquidation priority over common stock of $.75 per share plus any accrued dividends. Holders of the convertible preferred stock would be entitled to vote as a class to elect one member of the Board of Directors of the Company.

As of October 31, 2003 and 2002, there were no shares of convertible preferred stock issued and outstanding.

Nonconvertible Preferred Stock - There are 600,000 shares of 50¢ par nonconvertible preferred stock authorized. Holders of the nonconvertible preferred stock would be entitled to quarterly cash dividends equal to 9 percent per annum ($.045 per share). As of October 31, 2003 and 2002, there were no shares of nonconvertible preferred stock issued and outstanding.

Prab, Inc.

Notes to Financial Statements
October 31, 2003 and 2002

Note 11 — Litigation Settlement

During 2003 and 2002, the Company accrued $25,000 and $40,000, respectively, based on a series of consent decrees issued by the State of Michigan for past costs incurred in a clean-up effort on a local landfill. The Company believes it will receive additional future charges to cover operation, monitoring, and maintenance and for associated financial requirements. There may also be a future assessment for state oversight not resolved in these consent decrees, however, the Company has an accrual of approximately $48,000 at October 31, 2003, which it believes to be a reasonable estimate to cover future expenses related to the settlement agreement.

Note 12 — Warranty Obligations

The Company provides repair warranties on its products for defects in materials and workmanship for a period of one year. The Company recognizes warranty obligations at the time products are sold based on historical rates of warranty claims and estimated current cost of repair or replacement. Following is a reconciliation of the Company’s aggregate warranty reserve as of October 31, 2003:

	2003	2002

Balance — Beginning of year	$114,642	$96,811
Warranty obligations recognized	305,492	418,301
Warranty claims paid	(316,088)	(400,470)

Balance — End of year	$104,046	$114,642

Note 13 — Subsequent Event

On December 12, 2003, the Company entered into an Agreement and Plan of Merger with Kalamazoo Acquisition Corporation, an entity formed by the Chairman, Chief Executive Officer and President and Vice President of Operations of the Company that will, subject to shareholder approval, result in the Company becoming a wholly owned subsidiary of Kalamazoo Acquisition Company. The agreement provides that at the close of the transaction, each outstanding share of the Company’s common stock (other than the Company stock owned by the newly formed entity and its affiliates) will convert into the right to receive $2.40 in cash. The transaction is expected to be completed during the first calendar quarter of 2004, following the receipt of all

Prab, Inc.

Notes to Financial Statements
October 31, 2003 and 2002

shareholder approvals. As a result of the merger, the Company will become a privately-held company. Accordingly, upon closing, the registration of the Company’s common stock under the Securities Exchange Act of 1934 will terminate.

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit

2.1	Agreement and Plan of Merger, dated as of December 12, 2003, among Kalamazoo Acquisition Corporation, Kalamazoo Prab Subsidiary Corporation and Prab, Inc., incorporated herein by reference to Exhibit 2.1 of the Company’s Form 8-K dated December 15, 2003. The schedules to the Agreement and Plan of Merger have been omitted in accordance with the rules of the Commission. The Company agrees to furnish to the Commission, upon request, a copy of each such schedule.

3(i)	Second Restated Articles of Incorporation of the Company, as amended, incorporated herein by reference to Exhibit 3(i) of the Company’s Form 8-A/A (Amendment No. 1) dated May 25, 1995.

3(ii)	By-Laws of the Company as amended incorporated herein by reference to Exhibit 3(ii) of the Company’s Form 8-A/A (Amendment No. 1) dated May 25, 1995.

4	Not Applicable.

9	Not Applicable.

10.1	Employment Agreement between Prab, Inc. and Gary A. Herder dated effective June 1, 2003, incorporated herein by reference to Exhibit 10.1 of the Company’s Form 8-K dated November 06, 2003.

10.2	Employment Agreement between Prab, Inc. and Edward Thompson dated effective June 1, 2003, incorporated herein by reference to Exhibit 10.2 of the Company’s Form 8-K dated November 06, 2003.

10.3	Deferred Compensation and Salary Continuation Agreement between the Company and Gary A. Herder dated September 13, 1976 incorporated by reference to Exhibit 19b. of the Company’s Form 10-K for the fiscal year ended October 31, 1987.

10.4	Prab Robots, Inc. 1988 Stock Option Plan incorporated by reference to Exhibit “C” of the Company’s Definitive Proxy Statement for the 1988 Annual Meeting.

10.5	Prab, Inc. 1999 Stock Option Plan incorporated by reference to the Appendix of the Company’s Definitive Proxy Statement for the 1999 Annual Meeting.

E-1

Exhibit No.	Description of Exhibit

10.6	Prab, Inc. 2000 Stock Option Plan incorporated by reference to the Appendix of the Company’s Definitive Proxy Statement for the 2000 Annual Meeting.

11	Not Applicable.

13	Not Applicable.

14	Not Applicable.

16	Not Applicable.

18	Not Applicable.

20	Not Applicable.

21	List of Subsidiaries.

22	Not Applicable.

23	Not Applicable.

24.1	Power of Attorney for William G. Blunt.

24.2	Power of Attorney for John W. Garside.

24.3	Power of Attorney for Eric V. Brown, Jr.

24.4	Power of Attorney for James H. Haas.

24.5	Power of Attorney for Frederick J. Schroeder, Jr.

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer of Prab, Inc. (Section 302 of the Sarbanes-Oxley Act of 2002)

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer of Prab, Inc. (Section 302 of the Sarbanes-Oxley Act of 2002)

32.1	Certification of the Company’s Chief Executive Officer, Gary A. Herder, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Company’s Chief Financial Officer, Robert W. Klinge, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

E-2