Form 10QSB
period 2004-01-31
PRAB INC
filed 2004-03-10
CIK 354383

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

         [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended January 31, 2004

         [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO []

 APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE P
                              RECEDING FIVE YEARS

     Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. YES [ ] NO [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     As of February 28, 2004, the issuer had outstanding 1,418,610 shares of
                         Common Stock, $.10 par value.

      Transitional Small Business Disclosure Format (check one): YES [] NO [X]

                         PART I - FINANCIAL INFORMATION

Item 1.       Financial Statements.

The following Financial Statements for Prab, Inc., a Michigan corporation (the "Company") are attached hereto in response to Item 1:

                      Condensed Consolidated Balance Sheet
                          January 31, 2004 (Unaudited)
                              and October 31, 2003

                       Consolidated Statement of Earnings
                       Three months ended January 31, 2004
                              and 2003 (Unaudited)

                 Condensed Consolidated Statement of Cash Flows
                       Three months ended January 31, 2004
                              and 2003 (Unaudited)

              Notes to Condensed Consolidated Financial Statements

                                   PRAB, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET


                                                                 January 31,           October 31,
                                                                    2004                  2003
                                                                    ----                  ----
                                                                  Unaudited              (Note)

ASSETS:
   Current assets:
       Cash                                                      $1,792,689            $1,556,474
       Accounts and notes receivable, net of allowance
         for doubtful accounts of  $93,652 and
         $83,567, respectively.                                   1,958,899             2,212,241
       Inventories (Note 2)                                       1,241,473             1,429,904
       Other current assets                                         183,766               182,919
       Deferred income taxes                                        275,000               275,000
                                                                 ----------            ----------
           Total current assets                                   5,451,827             5,656,538
                                                                 ----------            ----------


   Property, plant and equipment
       (net of accumulated depreciation of
         $3,516,216 and $3,476,378, respectively)                   773,506               766,235
                                                                 ----------            ----------

   Other Assets
Other assets                                                         24,287                13,089
Unamortized pension cost                                            156,939               156,939
Deferred income taxes                                                39,043                39,043
                                                                 ----------            ----------

           Total other assets                                       220,269               209,071
                                                                 ----------            ----------
           Total assets                                         $ 6,445,602           $ 6,631,844
                                                                 ==========            ==========

LIABILITIES AND STOCKHOLDERS' EQUITY:
   Current liabilities:
       Accounts and note payable                                   $670,912              $992,761
       Other current liabilities                                  1,358,729             1,343,909
                                                                 ----------            ----------

           Total current liabilities                              2,029,641             2,336,670
                                                                 ----------            ----------

       Other non-current liabilities                                402,568               402,216
                                                                 ----------            ----------

   Stockholders' equity:
       Common Stock                                                 141,861               141,861
       Additional paid-in capital                                   609,830               609,830
       Retained earnings                                          3,428,308             3,307,873
       Accumulated other comprehensive income                      (166,606)             (166,606)
                                                                 ----------            ----------

           Total stockholders' equity                             4,013,393             3,892,958
                                                                 ----------            ----------
           Total liabilities and stockholders' equity            $6,445,602            $6,631,844
                                                                 ==========            ==========


Note: The balance sheet at October 31, 2003, has been taken from the audited financial statements at that date and condensed.


                                   PRAB, INC.

                       CONSOLIDATED STATEMENT OF EARNINGS
                                  (Unaudited)


                                                                  Three Months Ended
                                                                       January 31,
                                                                  ------------------

                                                               2004                  2003
                                                               ----                  ----

Net Sales                                                   $3,899,895            $3,296,316

Costs and expenses:
 Cost of products sold                                       2,386,851             2,240,033
 Selling, general and
 administrative expenses                                     1,332,271             1,104,957
                                                             ---------             ---------
                                                             3,719,122             3,344,990
                                                             ---------             ---------

   Operating income (loss)                                     180,773               (48,674)
                                                             ---------             ---------

Other income:
 Interest income                                                 5,245                 8,733
                                                             ---------             ---------

Income (loss) before income taxes                              186,018               (39,941)

Provision for income taxes                                      65,583               (21,478)
                                                             ---------             ---------

Net Income (loss)                                             $120,435              $(18,463)
                                                              ========              ========

Earning (Loss) Per Common Share:
   (Note 4)

   Basic                                                         $0.08                $(0.01)
                                                              ========              ========

   Diluted                                                       $0.08                $(0.01)
                                                              ========              ========


                                   PRAB, INC.

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Unaudited)



                                                                      Three months ended
                                                                           January 31,
                                                                      ------------------

                                                                   2004              2003
                                                                   ----              ----

Net cash provided by (used in) operating activities               $283,325          $(61,702)
                                                                  --------          --------

Cash flows from investing activities:
  Acquisition of property, plant and equipment                     (47,110)          (10,143)
  Proceeds from note receivable                                         --            98,839
                                                                  --------          --------

Net cash provided by (used in) investing
  activities:                                                      (47,110)           88,696

Cash flows from financing activities:
  Repurchase of common stock                                            --            (2,507)
                                                                  --------          --------

Net cash used in financing activities                                   --            (2,507)
                                                                  --------          --------

Net increase in cash                                               236,215            24,487

Cash - Beginning of year                                         1,556,474         1,240,017
                                                                  --------          --------

Cash - End of first quarter                                     $1,792,689        $1,264,504
                                                                ==========        ==========

                                   PRAB, INC.


              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

         The condensed consolidated balance sheet at January 31, 2004, the consolidated statement of earnings and the condensed consolidated statement of cash flows for the three-month periods ended January 31, 2004 and 2003, have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows at January 31, 2004, and for all periods presented have been made.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended October 31, 2003. The results of operations for the period ended January 31, 2004, is not necessarily indicative of the operating results for the full year.

2.       INVENTORIES:

         Inventories consist of the following:

                                                                 January 31,               October 31,
                                                                    2003                      2003
                                                            ---------------------     ----------------------

         Raw materials                                      $         685,467         $          819,683
         Work in process                                              275,113                    359,349
         Finished goods and display
           units                                                      280,893                    250,872
                                                            -----------------         ------------------

         Total inventories                                  $       1,241,473         $        1,429,904
                                                            =================         ==================

3. UNUSED LINE OF CREDIT:

         The company has a $1,000,000 line of credit which is subject to a borrowing formula based upon certain asset levels of the Company. As of January 31, 2004, $977,477 was available to the Company under the line of credit and the Company had no borrowings on the line of credit. The line of credit supports letters of credit totaling $22,523 for the quarter ended January 31, 2004.

                                   PRAB, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

4.       RECONCILIATION OF EARNINGS PER SHARE:

                     FOR THE QUARTER ENDED JANUARY 31, 2004
                     --------------------------------------

                                                  INCOME              SHARES            PER-SHARE
                                                (Numerator)         (Denominator)         Amount
                                      ------------------------------------------------------------

Net income                                         $120,435
                                                   --------

Basic EPS
Income available to
   common stockholders                              120,435          1,418,610              $0.08
                                                                                            =====

Effect of dilutive securities
Stock options                                            --             83,644
                                                      ------            ------

Diluted EPS
Income available to
   common stockholders &
   assumed conversions                             $120,435          1,502,254              $0.08
                                                   ========          =========              =====


                     FOR THE QUARTER ENDED JANUARY 31, 2003
                     --------------------------------------


                                                  INCOME              SHARES            PER-SHARE
                                                (Numerator)         (Denominator)         Amount
                                      ------------------------------------------------------------

Net loss                                           $(18,463)
                                                   --------

Basic EPS
Loss available to
   common stockholders                              (18,463)         1,570,452             $(0.01)
                                                                                           ======

Effect of dilutive securities
Stock options                                            --                 --
                                                   --------           --------

Diluted EPS
Loss available to
   common stockholders &
   assumed conversions                             $(18,463)         1,570,452             $(0.01)
                                                   ========          =========             ======


Stock options had an antidilutive effect on diluted earnings per share for the three months ended January 31, 2003 and was not used in the calculation of diluted earnings per share for that period.

Item 2.       Management's Discussion and Analysis or Plan of Operation.

                                INTRODUCTORY NOTE

         This Periodic Report on Form 10-QSB may be deemed to contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties. Accordingly, to the extent that this Periodic Report contains forward-looking statements regarding the financial condition, operating results, business prospects or any other aspect of the Company, please be advised that the Company's actual financial condition, operating results and business performance may differ materially from that projected or estimated by the Company in forward-looking statements. The differences may be caused by a variety of factors, including but not limited to adverse economic conditions, intense competition, including intensification of price competition and entry of new competitors and products, adverse federal, state and local government regulation, inadequate capital, unexpected costs and operating deficits, increases in general and administrative costs, lower sales and revenue than forecast, loss of customers, customer returns of products sold to them by the Company, termination of contracts, technological obsolescence of the Company's products, technical problems with the Company's products, price increases for supplies and components, inability to raise prices, failure to obtain new customers, litigation and administrative proceedings involving the Company, the possible acquisition of new businesses that result in operating losses or that do not perform as anticipated, resulting in unanticipated losses, the possible fluctuation and volatility of the Company's operating results, financial condition and stock price, losses incurred in litigation and settling cases, dilution in the Company's ownership of its business, adverse publicity and news coverage, inability to carry out marketing and sales plans, loss or retirement of key executives, changes in interest rates, inflationary factors, the failure of the Company's shareholders to approve the proposed merger, and other specific risks that may be alluded to in this Periodic Report or in other reports issued by the Company. In addition, the business and operations of the Company are subject to substantial risks, which increase the uncertainty inherent in the forward-looking statements. In light of the significant uncertainties inherent in the forward-looking information included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved.

Recent Developments

         On August 22, 2003, the Company announced that it had retained Lincoln Partners, LLC to assist the Company in considering strategic alternatives, including a possible sale of the Company. The Company further announced that it was in discussions with various third parties regarding a possible acquisition of the Company and that it had formed a special committee of independent directors for the purpose of evaluating strategic alternatives and any offers the Company may receive. There can be no assurance, however, that any transaction will occur, and, if any transaction does occur, what the structure or terms would be of such transaction.

         On December 12, 2003, the Company entered into an Agreement and Plan of

Merger with Kalamazoo Acquisition Corporation ("KAC"), an entity formed by Gary
A. Herder, Chairman of the Board of Directors, President and Chief Executive Officer of the Company, and Edward Thompson, Vice President of Operations of the Company. The merger agreement provides that, at the closing of the merger, each outstanding share of the Company's common stock (other than Company common stock owned by KAC) will be converted into the right to receive $2.40 in cash.

         On February 23, 2004, the Company filed a Schedule 13E-3 and preliminary proxy materials with the SEC for the special meeting of the shareholders to vote on the proposed transaction with KAC. Upon completion of the SEC's review of the preliminary proxy materials, the Company will call a special meeting of its shareholders to vote on the merger and will file with the SEC and mail to the Company's shareholders definitive proxy materials. There can be no assurance, however, that the merger will be consummated.

Material Changes in Financial Condition

         The first quarter of 2004 resulted in operating activities providing net cash in the amount of $283,325. The primary sources of net cash was a decrease in accounts receivable and inventory, combined with the net profit for the period. Investing activities used $47,000 of net cash primarily for the purchase of machinery and equipment.

         Inventory decreased primarily from shipping a large portion of the balance of a large order to a single customer combined with lower shipments scheduled for the first month of the second quarter. Accounts receivable decreased primarily from payments received from a single customer totaling $645,000 in the first quarter.

         The Company incurred additional costs in the first quarter due to the continuing process of reviewing merger proposals received from various groups and to prepare the preliminary proxy to be filed with the SEC. This added approximately $151,000 of additional expense in the first quarter mainly in the areas of legal and valuation fees. It is likely additional costs will be incurred in the second and third quarter of fiscal year 2004 to complete the process and it is estimated these costs could exceed $100,000.

         The Company has a $1,000,000 line of credit which is subject to a borrowing formula based upon certain asset levels of the Company. Payment of the line of credit is secured by liens on all of the assets of the Company. As of January 31, 2004, $977,477 was available to the Company under the line of credit and the Company had borrowed $0 of such amount. The line of credit supports two letters of credit that total $22,523. The Company believes this financing, combined with cash generated by operations in 2004, will provide sufficient funds to finance working capital requirements and capital additions.

Material Changes in Results of Operations

         Sales in the first quarter of 2004 were 18% higher than the first quarter of 2003, reflecting the general improvement of the economy in the United States combined with first quarter sales of $714,000 to a single customer.

         New business order bookings have increased 13% in the first three months of fiscal year 2004 compared to the same period a year ago. Prab conveyor product line bookings have increased 29% versus a year ago and Hapman conveyor product line bookings increased 3% over the same period a year ago.

         Cost of sales compared to net sales decreased to 61% in the first quarter of 2004 from 68% in the first quarter of 2003 primarily from lower direct material costs as a percent of sales, decreased warranty expense, not using employees on large plant maintenance projects, and combined with less competitive pricing pressure. Selling, general and administrative expenses were 34% of net sales in the first quarter of 2004 and 2003. Warranty expense for the first three months of 2004 was $67,000 versus $112,000 for the same period a year ago. The warranty has returned to more of a normal range in the first quarter of 2004 versus a year ago.

         The order backlog of $2,581,000 at the end of the first quarter ended January 31, 2004 compares with $2,720,000 at the end of the previous quarter ended October 31, 2003 and $2,918,000 at the end of the first quarter a year ago.

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

None.


Item 3.       Defaults Upon Senior Securities.

None.

Item 4.       Submission of Matters to a Vote of Security Holders.

None.

Item 5.       Other Information.

None.

Item 6.       Exhibits and Reports on Form 8-K.

          (a) The following exhibits are attached hereto or incorporated herein by reference:


Exhibit No.                   Description of Exhibit
----------     ------------------------------------------------------------
    2 Agreement and Plan of Merger, dated as of December 12, 2003, among Kalamazoo Acquisition Corporation, Kalamazoo Prab Subsidiary Corporation and Prab, Inc., incorporated herein by reference to Exhibit 2.1 of the Company's Form 8-K dated December 15, 2003. The schedules to the Agreement and Plan of Merger have been omitted in accordance with the rules of the Commission. The Company agrees to furnish to the Commission, upon request, a copy of each such schedule.

    3(i) Second Restated Articles of Incorporation of the Company, as amended, incorporated herein by reference to Exhibit 3(i) of the Company's Form 8-A/A (Amendment No.1) dated May 25, 1995.

Exhibit No.                   Description of Exhibit
----------     ------------------------------------------------------------

   3(ii) By-Laws of the Company as amended incorporated herein by reference to Exhibit 3(ii) of the Company's Form 8-A/A (Amendment No.1) dated May 25, 1995.

     4        Not Applicable.

  10.1 Employment Agreement between Prab, Inc. and Gary A. Herder dated effective June 1, 2003, incorporated herein by reference to Exhibit 10.1 of the Company's Form 8-K dated November 06, 2003.

  10.2 Employment Agreement between Prab, Inc. and Edward Thompson dated effective June 1, 2003, incorporated herein by reference to Exhibit 10.2 of the Company's Form 8-K dated November 06, 2003.

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

    15        Not Applicable.

    18        Not Applicable.

    19        Not Applicable.

    20        Not Applicable.

    22        Not Applicable.

    23        Not Applicable.

    24        Not Applicable.

  31.1 Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer of Prab, Inc. (Section 302 of the Sarbanes-Oxley Act of 2002).

Exhibit No.                   Description of Exhibit
----------     ------------------------------------------------------------

   31.2 Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer of Prab, Inc. (Section 302 of the Sarbanes-Oxley Act of 2002).

   32.1        Certification of the Company's Chief Executive Officer, Gary A.
               Herder, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

   32.2        Certification of the Company's Chief Financial Officer, Robert
               W. Klinge, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


              (b) Reports on Form 8-K:

                  On November 6, 2003, the Company filed a Form 8-K report announcing that the Company had entered into new employment agreements with Gary A. Herder (Chief Executive Officer, President and a director of the Company) and Edward Thompson (Vice President of Operations of the Company), which were signed by Mr. Herder and Mr. Thompson on November 3, 2003, to be effective as of June 1, 2003.

                  On December 15, 2003, the Company filed a Form 8-K report for the press release dated December 15, 2003, announcing the execution of the merger agreement with Kalamazoo Acquisition Corporation and Kalamazoo Prab Subsidiary Corporation.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      PRAB, INC.


Date:   March 10, 2004                By:    /s/ Gary A. Herder
                                             --------------------------------
                                             Gary A. Herder
                                      Its:   Chairman, President and
                                             Chief Executive Officer


Date:   March 10, 2004                 By:   /s/ Robert W. Klinge
                                             --------------------------------
                                             Robert W. Klinge
                                       Its:  Chief Financial Officer

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                         QUARTERLY REPORT ON FORM 10-QSB
                 For the quarterly period ended January 31, 2004


                                Index to Exhibits
                                        &
                                    Exhibits


                                   PRAB, INC.
                            (a Michigan Corporation)
                      5944 East Kilgore Road, P.O. Box 2121
                            Kalamazoo, Michigan 49003

                                Index to Exhibits

Exhibit No.                                Description of Exhibit
-----------                     ---------------------------------------

         2 Agreement and Plan of Merger, dated as of December 12, 2003, among Kalamazoo Acquisition Corporation, Kalamazoo Prab Subsidiary Corporation and Prab, Inc., incorporated herein by reference to Exhibit 2.1 of the Company's Form 8-K dated December 15, 2003. The schedules to the Agreement and Plan of Merger have been omitted in accordance with the rules of the Commission. The Company agrees to furnish to the Commission, upon request, a copy of each such schedule.

       3(i) Second Restated Articles of Incorporation of the Company, as amended, incorporated herein by reference to
                    Exhibit 3(i) ofthe Company's Form 8-A/A (Amendment No.1) dated May 25, 1995.

       3(ii) By-Laws of the Company as amended incorporated herein by reference to Exhibit 3(ii) of the Company's Form 8-A/A
                   (Amendment No.1) dated May 25, 1995.

          4         Not Applicable.

       10.1 Employment Agreement between Prab, Inc. and Gary A. Herder dated effective June 1, 2003, incorporated herein by reference to Exhibit 10.1 of the Company's Form 8-K dated November 06, 2003.

       10.2 Employment Agreement between Prab, Inc. and Edward Thompson dated effective June 1, 2003, incorporated herein by reference to Exhibit 10.2 of the Company's Form 8-K dated November 06, 2003.

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

Exhibit No.                                Description of Exhibit
-----------                     ---------------------------------------

         15         Not Applicable.

         18         Not Applicable.

         19         Not Applicable.

         20         Not Applicable.

         22         Not Applicable.

         23         Not Applicable.

         24         Not Applicable.

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