Form 10QSB
period 2004-04-30
PRAB INC
filed 2004-06-14
CIK 354383

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               -------------------

                                   FORM 10-QSB

           _X_     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended April 30, 2004

           ___    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the Transition Period from to

                         Commission File Number 0-10187

                               -------------------

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

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES _X_ NO

    APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE
                              PRECEDING FIVE YEARS

     Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. YES NO

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     As of May 31, 2004, the issuer had outstanding 1,448,610 shares of Common Stock, $.10 par value.

     Transitional Small Business Disclosure Format (check one): YES  NO _X_

                         PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements.

The following Financial Statements for Prab, Inc., a Michigan corporation (the "Company") are attached hereto in response to Item 1:

                      Condensed Consolidated Balance Sheet
                 April 30, 2004 (Unaudited) and October 31, 2003

                 Consolidated Statement of Earnings (Unaudited)
            Six months and three months ended April 30, 2004 and 2003

           Condensed Consolidated Statement of Cash Flows (Unaudited)
                    Six months ended April 30, 2004 and 2003

              Notes to Condensed Consolidated Financial Statements

                                   PRAB, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET

                                                    April 30,       October 31,
                                                      2004             2003
                                                      ----             ----
                                                    Unaudited         (Note)
ASSETS:
   Current assets:
       Cash                                      $   2,107,644    $   1,556,474
       Accounts and notes receivable, net of
        allowance for doubtful accounts of
        $17,728 and $83,567, respectively.           1,727,815        2,212,241
       Inventories (Note 2)                          1,173,052        1,429,904
       Other current assets                            222,308          182,919
       Deferred income taxes                           275,000          275,000
                                                 --------------   --------------

           Total current assets                      5,505,819        5,656,538
                                                 --------------   --------------
   Property, plant and equipment
    (net of accumulated depreciation of
    $3,548,417 and $3,476,378, respectively)           810,359          766,235
                                                 --------------   --------------

   Other Assets
       Other assets                                     12,751           13,089
       Unamortized pension cost                        156,939          156,939
       Deferred income taxes                            39,043           39,043
                                                 --------------   --------------

           Total other assets                          208,733          209,071
                                                 --------------   --------------

           Total assets                          $   6,524,911    $   6,631,844
                                                 ==============   ==============


LIABILITIES AND STOCKHOLDERS' EQUITY:
   Current liabilities:
       Accounts and note payable                 $     693,840    $     992,761

       Other current liabilities                     1,367,874        1,343,909
                                                 --------------   --------------

           Total current liabilities                 2,061,714        2,336,670
                                                 --------------   --------------

       Other non-current liabilities                   402,919          402,216
                                                 --------------   --------------

   Stockholders' equity:
       Common Stock                                    144,861          141,861
       Additional paid-in capital                      623,939          609,830
       Retained earnings                             3,458,084        3,307,873
       Accumulated other comprehensive income         (166,606)        (166,606)
                                                 --------------   --------------

           Total stockholders' equity                4,060,278        3,892,958
                                                 --------------   --------------

           Total liabilities and stockholders'   $   6,524,911    $   6,631,844
            equity                               ==============   ==============

Note:   The balance sheet at October 31, 2003, has been taken from the audited
-----   financial statements at that date and condensed.

                                   PRAB, INC.

                       CONSOLIDATED STATEMENT OF EARNINGS
                                   (Unaudited)

                            Three Months Ended            Six Months Ended
                                 April 30                     April 30
                        ---------------------------  ---------------------------

                            2004          2003           2004          2003
                            ----          ----           ----          ----

Net Sales               $  3,518,940  $  3,836,844   $  7,418,835  $  7,133,160

  Costs and expenses:
    Cost of products
     sold                  2,204,911     2,356,586      4,591,762     4,596,619
    Selling, general
     and administrative
     expenses              1,274,716     1,288,443      2,606,987     2,393,399
                        ------------- -------------  ------------- -------------
                           3,479,627     3,645,029      7,198,749     6,990,018
                        ------------- -------------  ------------- -------------

       Operating income       39,313       191,815        220,086       143,142
                        ------------- -------------  ------------- -------------

Other income:
  Interest income              6,544         7,876         11,789        16,609
  Gain on sale of
   property, plant
   and equipment               1,350           151          1,350           151
                        ------------- -------------  ------------- -------------

Income before income
 taxes                        47,207       199,842        233,225       159,902

Provision for income
 taxes                        17,431        70,966         83,014        49,488
                        ------------- -------------  ------------- -------------

Net Income              $     29,776  $    128,876   $    150,211  $    110,414
                        ============= =============  ============= =============

Earnings per common
 share:
     (Note 4)

  Basic                 $        .02  $        .08   $        .11  $        .07
                        ============= =============  ============= =============

  Diluted               $        .02  $        .08   $        .10  $        .07
                        ============= =============  ============= =============

                                   PRAB, INC.

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                        Six months ended
                                                            April 30,
                                                            ---------
                                                      2004             2003
                                                      ----             ----

Net cash provided by operating activities        $     657,875    $     328,253
                                                 --------------   --------------

Cash flows provided by (used in) investing
 activities:
   Acquisition of property, plant and equipment       (125,164)         (54,310)
   Proceeds from sale of property and equipment          1,350              151
   Proceeds from note receivable                            --          117,211
                                                 --------------   --------------

   Net cash provided by (used in) investing
    activities:                                       (123,814)          63,052
                                                 --------------   --------------

Cash flows provided by (used in) financing
 activities:
   Sale of common stock                                 17,109               --
   Repurchase of common stock                               --           (3,871)
                                                 --------------   --------------

Net cash provided by (used in) financing
 activities                                             17,109           (3,871)
                                                 --------------   --------------

Net increase in cash                                   551,170          387,434

Cash - Beginning of fiscal year                      1,556,474        1,240,017
                                                 --------------   --------------

Cash - End of second fiscal quarter              $   2,107,644    $   1,627,451
                                                 ==============   ==============

                                   PRAB, INC.


              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

     The condensed consolidated balance sheet at April 30, 2004, the consolidated statement of earnings and the condensed consolidated statement of cash flows for the three month and six-month periods ended April 30, 2004 and 2003, have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows at April 30, 2004, and for all periods presented have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended October 31, 2003. The results of operations for the period ended April 30, 2004, is not necessarily indicative of the operating results for the full year.

2.   INVENTORIES:

     Inventories consist of the following:
                                                  April 30,        October 31,
                                                    2004              2003
                                               ---------------   ---------------

     Raw materials                             $      685,106    $      819,683
     Work in process                                  167,966           359,349
     Finished goods and display units                 319,980           250,872
                                               ---------------   ---------------

     Total inventories                         $    1,173,052    $    1,429,904
                                               ===============   ===============

3.   UNUSED LINE OF CREDIT:

     The company has a $1,000,000 line of credit which is subject to a borrowing formula based upon certain asset levels of the Company. As of April 30, 2004, $977,477 was available to the Company under the line of credit and the Company had no borrowings on the line of credit. The line of credit supports letters of credit totaling $22,523 as of April 30, 2004.

                                   PRAB, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

4.   RECONCILIATION OF EARNINGS PER SHARE:

                      FOR THE QUARTER ENDED APRIL 30, 2004
                      ------------------------------------

                                   INCOME            SHARES          PER-SHARE
                                 (Numerator)      (Denominator)        Amount
                                 -----------      -------------        ------

Net income                       $   29,776
                                 -----------

Basic EPS
Income available to common
 stockholders                        29,776          1,422,277       $     0.02
                                                                     ===========

Effect of dilutive securities
Stock options                            --             62,889
                                 -----------        -----------

Diluted EPS
Income available to common
 stockholders & assumed
 conversions                     $   29,776          1,485,166       $     0.02
                                 ===========        ===========      ===========


                      FOR THE QUARTER ENDED APRIL 30, 2003
                      ------------------------------------

                                   INCOME            SHARES          PER-SHARE
                                 (Numerator)      (Denominator)        Amount
                                 -----------      -------------        ------

Net income                       $  128,876
                                 -----------

Basic EPS
Income available to common
 stockholders                       128,876          1,568,659       $     0.08
                                                                     ===========

Effect of dilutive securities
Stock options                            --             28,153
                                 -----------        -----------

Diluted EPS
Income available to common
 stockholders & assumed
 conversions                     $  128,876          1,596,812       $     0.08
                                 ===========        ===========      ===========

                                   PRAB, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4.   RECONCILIATION OF EARNINGS PER SHARE (CONTINUED):

                     FOR THE SIX MONTHS ENDED APRIL 30, 2004
                     ---------------------------------------

                                   INCOME            SHARES          PER-SHARE
                                 (Numerator)      (Denominator)        Amount
                                 -----------      -------------        ------

Net Income                       $  150,211

Basic EPS
Income available to common
 stockholders                       150,211          1,420,423       $     0.11
                                                                     ===========

Effect of dilutive securities
Stock options                            --             61,973
                                 -----------        -----------

Diluted EPS
Income available to common
 stockholders & assumed
 conversions                     $  150,211          1,482,396       $     0.10
                                 ===========        ===========      ===========



                     FOR THE SIX MONTHS ENDED APRIL 30, 2003
                     ---------------------------------------

                                   INCOME            SHARES          PER-SHARE
                                 (Numerator)      (Denominator)        Amount
                                 -----------      -------------        ------

Net Income                       $  110,414

Basic EPS
Income available to common
 stockholders                       110,414          1,569,575       $     0.07
                                                                     ===========

Effect of dilutive securities
Stock options                            --             20,324
                                 -----------        -----------

Diluted EPS
Income available to common
 stockholders & assumed
 conversions                     $  110,414          1,589,899       $     0.07
                                 ===========        ===========      ===========

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

     On June 8, 2004, the Company filed a Schedule 13E-3 and definitive proxy materials with the SEC regarding a special meeting of the Company's shareholders, scheduled for July 9, 2004, to vote on the proposed transaction with KAC. The Company commenced distribution of the proxy materials to its shareholders on June 10, 2004. There is no assurance that the merger will be approved by the Company's shareholders.

Input Prices

     The Company has been affected by the recent increase in steel prices. Since January 2004, certain steel prices have doubled. In addition, the Company is incurring surcharges for energy, scrap, nickel and carbon alloys and other components. For the first two quarters of fiscal 2004, the cost of materials as a percentage of sales decreased from the same period a year ago. We believe this is due to the improved economy which has allowed the Company to eliminate discounting and receive full price for its products. There is no assurance that we will be able to continue to offset the increase in material costs by receiving full price for our products. Our ability to receive full price for our products is affected by a variety of factors, including but not limited to, adverse economic conditions, price competition and entry of new competitors and products. Management will continue to monitor the steel and other component prices and initiate available responses to minimize their impact on net income.

Material Changes in Financial Condition

     The first two quarters of fiscal 2004 resulted in operating activities providing net cash in the amount of $657,875. The primary sources of net cash resulted from a decrease in accounts receivable and inventory, combined with a net profit for the period. Investing activities used $123,814 of net cash primarily for the purchase of machinery and equipment. Financing activities provided $17,109 of cash resulting from two employees exercising options in the second fiscal quarter for a total of 30,000 shares.

     Inventory decreased for the first two quarters of fiscal 2004 primarily from shipping a large portion of the remaining balance on a contract in the first quarter, high sales in the last month of the second quarter and lower shipments scheduled for the first month of the third quarter. Accounts and notes receivable decreased primarily from customer payments totaling $645,000 in the first quarter. The decrease in accounts and note payable resulted primarily from payments to vendors for materials supplied for large projects that shipped during the period of October through December 2003. Common stock and additional paid in capital increased due to two employees exercising stock options totaling 30,000 shares.

     The Company incurred additional costs in the first and second quarters of fiscal 2004 due to the continuing process of reviewing merger proposals and preparing proxy materials to be filed with the SEC. These costs, mainly in the areas of legal and valuation fees, totaled approximately $151,000 in the first quarter and approximately $88,000 in the second quarter. Additional costs will be incurred in the third quarter of fiscal 2004 to complete the process, which costs could exceed $40,000.

     The Company has a $1,000,000 line of credit subject to a borrowing formula based upon certain asset levels of the Company. Payment of the line of credit is secured by liens on all of the Company's assets. As of January 31, 2004, $977,477 was available to the Company under the line of credit. The line of credit supports two letters of credit that total $22,523. The Company believes this available financing, combined with cash generated by operations in fiscal 2004, will provide sufficient funds to finance working capital requirements and capital additions.

Material Changes in Results of Operations

     The Company's business is generally not subject to seasonal fluctuations, however fluctuations in sales are common due to the large system orders typical of the capital equipment industry. This industry is highly competitive and price sensitive. The backlog amount at the beginning of a fiscal quarter will significantly affect reported sales for that quarter due to most orders requiring an eight to twelve week period for engineering, procurement of materials, manufacturing, assembly and final run off, if required. Large system orders typically have the greatest impact on reported sales and backlog. Sales in the second quarter of fiscal 2004 were 8% lower than the second quarter of fiscal 2003, primarily resulting from low shipments in February 2004. Sales in the first two quarters of fiscal 2004 increased 4% over the same period a year ago, resulting from the improved economy in the United States.

     New order bookings decreased 1% in the first two quarters of fiscal 2004 compared to the same period a year ago. The decrease resulted from the Company's Prab conveyor product line booking two larger orders for new equipment totaling $1,681,000 in the second quarter of fiscal 2003. Prab conveyor product line bookings decreased 5% in the first two quarters of fiscal 2004 versus a year ago however Hapman conveyor product line bookings increased 6% over the same period a year ago.

     Cost of sales as a percentage of net sales decreased to 62% in the first two quarters of fiscal 2004 from 64% in the first two quarters of fiscal 2003, primarily from decreased warranty expense, decreased use of employees on large plant maintenance projects, and a lessening of competitive pricing pressure. Selling, general and administrative expenses were 35% of net sales for the first two quarters of fiscal 2004 and 34% for the same period a year ago. Warranty expense for the first two quarters of fiscal 2004 was $147,000 versus $181,000 for the same period a year ago. We believe warranty expense has returned to a normal level versus a year ago.

     Backlog of $2,820,000 at the end of the second quarter of fiscal 2004 compares with $2,581,000 at the end of the first quarter of fiscal 2004 and $3,282,000 at the end of the second fiscal quarter a year ago.

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

                           PART II - OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K.

        (a) The following exhibits are attached hereto or incorporated herein by reference:

           Exhibit No.                    Description of Exhibit
           -----------                    ----------------------

              31.1 Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer of Prab, Inc. (Section 302 of the Sarbanes-Oxley Act of 2002).

              31.2 Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer of Prab, Inc. (Section 302 of the Sarbanes-Oxley Act of 2002).

              32.1 Certification of the Company's Chief Executive Officer, Gary A. Herder, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

              32.2 Certification of the Company's Chief Financial Officer, Robert W. Klinge, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

        (b)     Reports on Form 8-K:

     On February 17, 2004, the Company filed a Form 8-K reporting information under Items 5 & 7.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               PRAB, INC.


Date:   June 14, 2004                          By:   /s/ Gary A. Herder
                                                     ---------------------------
                                                     Gary A. Herder
                                               Its:  Chairman, President and
                                                     Chief Executive Officer


Date:   June 14, 2004                          By:   /s/ Robert W. Klinge
                                                     ---------------------------
                                                     Robert W. Klinge
                                               Its:  Chief Financial Officer

                                INDEX TO EXHIBITS
                                -----------------

           Exhibit No.                    Description of Exhibit
           -----------                    ----------------------

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